Form 10KSB
period 1999-12-31
FOODVISION COM INC
filed 2000-04-18
CIK 1098995

ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT

TO THE 1934 ACT REPORTING REQUIREMENTS

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number: 0-28561

FOODVISION.COM, INC.

(Name of small business issuer in its charter)

Delaware	58-2466626
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2275 Northwest Parkway, Suite 150-A, Marietta, Georgia	30067
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (770) 690-8385

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. (1) _X_Yes ___ No; (2) ___ Yes _X_ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year: $1,813,274

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold (or the average bid and asked price of such common equity), as of a specified date within the past 60 days: $10,726,798 as of April 6, 2000.

The number of shares outstanding of each of the issuer's classes of common equity, as of April 6, 2000 is 16,908,898.

ITEM 1. DESCRIPTION OF BUSINESS

CORPORATE HISTORY

The Company was formed on April 4, 1989 under the laws of the State of Delaware as Heavenly Slender Sweets, Inc. for the primary purpose of distributing a low calorie, low fat, salt free, soft ice cream substitute frozen desert product line in the United States and Canada. No revenues were earned from the very limited operations and the Company accumulated a net loss of $90,148 for fiscal year 1992.

On March 2, 1994, the Company changed its name to Heavenly Slender Foods, Inc. On June 14, 1994 the Company changed its name to Pacific Pharmaceuticals, Inc. On June 23, 1994 the Company changed its name to Sunmark Industries I, Inc. On May 12, 1998 the Company changed its name to Mark I Industries, Inc.

On July 14, 1998, the Company acquired all of the issued and outstanding common stock of Investco Corporation ("Investco"), a Georgia corporation, in a reverse acquisition for 182,100 shares of Common Stock (all share totals are after giving effect to a 1 for 100 reverse stock split in January 1999). In June 1999, the Company changed its name to Foodvision.com, Inc.

At the time the Company acquired Investco, Investco's operations consisted of three Kenny Rogers Roasters ("Roasters") franchised restaurants in the Atlanta metro area which Investco had acquired on December 7, 1997 by a foreclosure of security interests on the assets of the restaurants, and a restaurant in Renfrew, Ontario, Canada, known as the Hillbilly Shack Saloon. In addition, shortly before the Company acquired Investco, Investco had acquired all of the issued and outstanding common stock of Grandma Lee's USA Northpoint, Inc. ("GLUN"), a Georgia corporation, from Heritage Concepts, Inc. GLUN operated, and still operates, a franchised Grandma Lee's restaurant at the ATandT Headquarters Building in Alpharetta, Georgia. In addition, GLUN was, and still is, the franchisor of a Grandma Lee's restaurant near downtown Atlanta, Georgia. Finally, Investco owned the exclusive franchise rights for Grandma Lee's restaurants in the Atlanta metro area, as well as Eastern Ontario and Quebec in Canada.

Subsequent to the acquisition of Investco, the Company began developing a proprietary restaurant concept known as the Dirty Bird Cafe. The company opened its first Dirty Bird Cafe in Powder Springs, Georgia in June 1999, and its second Dirty Bird Cafe in Marietta, Georgia in September 1999.

After acquiring Investco, the Company reorganized itself into two divisions -- an Internet division and a Restaurant division. The Internet division operates an e-commerce website known as www.foodvision.com through Foodvision, Inc., a Georgia corporation, which is a wholly owned subsidiary of the Company. The Restaurant division operates through Dirty Bird Cafe, Inc., a Georgia corporation, which is a wholly owned subsidiary of the Company. Dirty Bird Cafe, Inc. owns GLUN, as well as separate subsidiaries which own and operate the two existing Dirty Bird Cafes, and the Hillbilly Shack Saloon. Dirty Bird Café, Inc. also formerly operated three former Roasters restaurants through subsidiaries, but the Company ceased operations at those restaurants in late 1999 and early 2000.

On February 4, 2000, the Company acquired Echelon Acquisition Corporation ("Echelon") pursuant to an Agreement and Plan of Reorganization (the "Acquisition") executed on that same date. Pursuant to terms of the Acquisition, the Company acquired all of the issued and outstanding stock of Echelon from the stockholders of Echelon in exchange for 1,000,000 restricted shares of the $0.001 par value common stock. As a result of the Acquisition, Echelon became a wholly owned subsidiary of the Company. Prior to February 4, 2000, Echelon had insignificant operations, but was a "reporting company" under the Securities Exchange Act of 1934, as amended (the "1934 Act"). Following the Acquisition, the Company elected to become a "reporting company" under the 1934 Act pursuant to Rule 12g-3 promulgated thereunder and, accordingly, since that date has been subject to the reporting requirements of Sections 13 and 15 of the 1934 Act.

The Company recently decided to divest its Restaurant Division, and concentrate its time and capital on developing its Internet Division. Therefore, the Company terminated operations at its three Roasters, and has retained a broker to sell two of the three locations. The Company has also retained a broker to sell its Dirty Bird Café and Grandma Lee's operations. All proceeds from the sale of some or all of the restaurants in the Restaurant division will be reinvested in the Internet division.

The Company's common stock is currently traded on the OTC Bulletin Board under the symbol "FVSN."

INTERNET DIVISION

In April 1999, the Company entered the Internet business by initiating the development of a dedicated vertical food portal devoted to the food and beverage industry. The food portal became operational on November 1, 1999.

Business Model

The Company's initial plan was to develop content for a food-related website. In order to minimize the capital and ongoing administrative expense necessary to develop and maintain quality content, the Company's plan has been to acquire food-related content from third party providers through co branding arrangements, under which the Company compensates the third party content provider through small monthly fees, negotiated splits of advertising revenue, traffic from the Company's websites, and/or advertising on the Company's own website. Through such arrangements, the Company has been able to develop a comprehensive food-related "portal" at far less cost than would have been necessary to develop and maintain the content for such a site on a proprietary basis. The Company's plan is to continually identify and negotiate co branding arrangements with third party content providers in order to continually improve the quality of its website.

The second phase of the Company's development of its Internet division was the development and execution of strategies to drive traffic to its websites. Such strategies included registration of the Company's names with popular Internet search engines, sponsorships and banner advertising agreements with its co branding partners. One of the most significant factors in increasing traffic to the Company's websites has been the its agreements to provide food-related content to two of the most-visited portals on the Internet -- Yahoo! and CNN Interactive. In addition, the Company has adopted strategies which other websites have successfully used to encourage repeat use of its websites, including free stock quotes, search engine capability (through GoTo.com), and free email accounts.

The Company's efforts to obtain traffic on its website have largely been successful. For example, the Company's website is averaging 140,000 unique visitors a month with over 6,000,000 hits a month. The website has a current membership database of 15,000 visitors, and 4,000 users of its free email account service. The average stay per visitors lasts 9 1/2 minutes.

The third phase of the Company's development of its Internet division has been to develop and execute strategies to generate revenue from the increasing volume of visitors to its website. The Company has done so by developing an advertising program which is sold by an in-house sales force and independent selling agents, by entering into e-commerce relationships in which the Company receives overrides from sales made on other e-commerce sites from visitors who originate from the Company's website, by selling retail space on the Company's website, by marketing website development and hosting services to food-related businesses, and by marketing internet access services.

Website Content

The informational content on the Company's website is critical to attracting and maintaining site visitors. The Company does not supply any of the website content itself, but rather gathers relevant and up-to-date food industry and food-related information, news, recipes, and tips from various partners and places this information on one localized website. This arrangement allows users access to the proprietary content of many different food industry sources through the Company's food portal, thereby increasing visitor traffic and its e-commerce and advertising value. The content is organized into three sub-areas: business-to-business, business-to-consumer and agri-business.

Business-to-Business: One portion of the Company's website focuses on building business-to-business relationships within the food industry. For food industry professionals, the site currently offers several services designed to keep the professional updated and current on food industry trends and business opportunities. The site contains a "Chef's Corner" that allows members to find out what other chefs are doing and to keep up with the latest industry trends and information. The Company recently entered into a license and co-branding agreement with The Awakened Palate to provide professional culinary services to the Company. The agreement provides for the Company to pay The Awakened Palate a monthly fee to provide a panel of certified Chefs to provide a variety of services, ranging from answering questions from the "Ask the Chef" and "Ask the Wine Expert" sections to recipe development and party ideas.

The Company is also developing its proprietary Design-A-Restaurant concept with features that allow members to virtually "build" their own restaurant from the ground up. The program allows members to choose from a variety of restaurant furniture and fixtures to decorate their own virtual restaurant. When completed, members will be able to click on a select item and purchase the exact item from pre-selected vendors. The Company will receive a percentage of the furniture and fixture sales generated from the Design-A-Restaurant feature.

The Company has also entered into a co-branding agreement with FoodPeople.com, Inc. that provides content and information on the foodservice industry at no cost to the Company. The Company receives 100% of all advertising revenue generated on the co-branding site.

Business to Consumers: For consumers, the site offers current news on food and beverage issues, featured daily recipes that include important health and nutrition information, wine recommendations, and a recipe calculator to adjust recipe ingredients for fewer or more servings. Consumers are also able to conduct a recipe search from thousands of recipes, specifying a specific ingredient, a specific category (American, Chinese, Italian, etc.) or by health restriction such as vegetarian or low cholesterol. The Company currently has 4,000 unique recipes posted on the website with color pictures. Prominent chefs donate the recipes and at least 100 new recipes are added each month.

The Company has entered into an agreement with Dinecore, Inc. to be a co-branding partner to provide the Company a national Restaurant Guide. The Company and Dinecore, Inc. will share net advertising revenue generated by the guide during the agreement's one year term.

The site also features two online help sections. For questions concerning food and cooking, the site offers "Ask the Chef". This service allows consumers to submit a question and receive an email response within 48 hours from one of the Company's chefs. For a question concerning the proper wine to serve with specific food, consumers can submit questions to The Awakened Palate in the "Ask a Wine Expert" section and receive an email response within 48 hours.

In production is the Company's Cooking Cybercast Show. It will be a half hour-long cooking program hosted by the Company's chefs featuring unique and trendy recipes with explicit how to instructions. The Company plans to produce 52 shows to be broadcast weekly on the Company's website.

Consumers are able to utilize the Company's e-commerce alliances to purchase food-related items from the Company's co-branding partners. The Company receives various overrides on all e-commerce transactions.

Agri-Business: An entire section of the Company's website is dedicated solely to the agricultural side of the food business. Producers are able to use the website to access important information for their business such as current news, important innovations and upcoming events. They are able to purchase a wide range of machinery, seed and products to fulfill their specific agri-business needs. The Company's Agri-Business content and e-commerce opportunities are provided principally by eHarvest.com, which has entered into a non-exclusive license and co-branding agreement with the Company under which the parties established a co-branded web site accessible via hyperlink from the Company's website. The contract calls for the Company to provide eHarvest.com, Inc. with 30,000 shares of restricted common stock in the following manner: 10,000 shares upon signing, 10,000 shares on the second anniversary date, and 10,000 shares on the third anniversary date. The Company is entitled to receive all of the advertising revenue generated by the co-branded site.

Sources of Revenue

E-Commerce: The Company generates revenue from e-commerce activities channeled through its website. To date, the Company has established 35 e-commerce relationships which enable patrons to its website the opportunity to browse and purchase many food-related items, including cookbooks, kitchen utensils and hardware, specialty food items, and general grocery products. The Company is continually expanding the e-commerce options on the website and targets to have over 100 e-commerce partnerships by the end of 2000. In each case, the Company receives an override from any product sales made on a co-branded site where the buyer originates from the Company's website.

In addition, the Company sells virtual Storefronts to businesses, which want to market and sell products and services to individuals and professionals in the food industry. Each Storefront contains a description of the business, including its logo and product line. The Company charges an annual fee for Storefronts plus overrides for e-commerce transactions negotiated on an individual client basis. The Company currently has 120 Storefront clients.

Some of the Company's significant e-commerce relationships include:

  A co-branding agreement with NetGrocer.com, Inc. to provide on-line shopping for general groceries whereby the Company receives an override on all e-commerce revenue;
  A license and co-branding agreement with Nexchange.com to provide e-commerce for household kitchenware, including utensils, appliances, and cookbooks, whereby the Company receives an override on all e-commerce revenue;
  A license and co-branding agreement with Ottomanelli Gourmet Food to provide the Company content and e-commerce for specialty meats, seafood, poultry, pastas, cheeses, breads and desserts, whereby the Company receives all advertising revenue on the co-branded site and an override on all e-commerce revenue.

Advertising: To exploit the advertising value of the Company's websites, the Company markets advertising and related services in two ways: through E-agencies and an inhouse sales force.

E-Agencies: The Company has developed a model for an E-agency. E-agency owners are independent contractors that receive an exclusive geographic territory to sell advertising, sponsorships, Storefronts, and Internet services of the Company. For the initial fee, an E-agency will receive a notebook computer, training in the Company's Atlanta sales office, free ISP service, and a commission on all revenue generated from sales of the Company's services by the E-agencies. The Company screens prospective E-agencies for their experience in developing markets, selling Internet products and their ability to operate pursuant to the Company's standards. The E-Agency program is designed to allow the Company to obtain a quality, motivated sales force without the capital requirements of funding a new sales office and the administrative expense of maintaining the office.

The Company's entered into its first E-Agency Agreement with ASAPconnect.com, Inc., which has a sales force of over 150 throughout the U.S. ASAPconnect.com has contracted with the Company for a 3-year period with contracted sales quotas in year one of $7.7 million. ASAPconnect.com receives a 30% commission on all sales its generates. The Company is actively recruiting additional E-agency's across the U.S.

In-house Sales: In geographic territories, which are not allocated to E-agency's, the Company is developing an in-house sales force to market the Company's advertising, Storefronts and related services. The Company currently has eight e-commerce specialists operating out of the sales office in Atlanta. In addition, the Company is in the process of opening sales offices in Los Angeles, New York, and Chicago. The Company projects that it will have five sales agents in each office by the end of the year. The e-commerce specialists earn a base salary plus commissions on revenues generated by them.

The standard banner advertisement campaign places a 468x60 advertisement at the bottom of each foodvision web page. These advertisements rotate throughout the site and focus directly on the food industry and its vertical markets. Software used by the Company is able to determine the location of the viewer's ISP by zip code, thus allowing an advertiser to select its target geographic area and maximize exposure in that selected area or region.

Advertising Programs: The Banner Direct Campaign offers advertisers a standard banner ad (468x60) with an additional drop down advertisement that can be used to display a special service or featured product of the month. The drop down ad is activated when the user drags the mouse over the standard banner advertisement. Unlike the standard banner advertisement, these banner ads are located at the top of each page and run on every page at the same time.

In addition to the Company's Banner Direct Campaign is the Company's sponsorship program that allows advertisers to sponsor a specific area within the Company's website, (i.e. consumer, professional, or agricultural), in order to pinpoint a specific audience and maximize exposure. The advertising tools available are as follows:

    Standard Run of Site Banner 468X60
    Banner Direct 486X60
    Buttons 88X31
    Mini Kiosks 132X83

The sponsorship rate is negotiated on an individual client basis.

The Company offers its most complete advertising package under its Merchant Program that allows advertisers the most presence possible on the foodvision site. The program includes the sponsorship advertising tools listed above, as well as an e-commerce storefront, broadcast advertisements, and targeted e-mail marketing. The Merchant Program fee is negotiated on an individual client basis.

Internet Services: The Company recently began developing its Internet services division to website design and development, website hosting, and internet access. These services are marketed to restaurants, small food-related businesses, and individuals in the food industry desiring to obtain Internet presence and access. The marketing and sales of the Internet services is done by the Company's E-agencies and internal sales force.

Website Development: The Company began its website development segment, called Culinary Compass, in an effort to offer economical website design and development for restaurants and small food-related businesses. The website design and development activities are done in-house by the Company's staff of web designers, with any overflow and design and development work outsourced to third-party website developers. The website design and development is linked with the Company's hosting services and literally locks all website development clients into the Company's hosting services. Clients contract for website hosting services on a yearly basis. Under the Company's standard contract with its clients, the client owns its unique URL, but the Company owns the copyright to the Client's website its copyright.

Hosting: The company offers web hosting services which it markets in conjunction with its website development packages. The hosting operation is housed at the Company's Atlanta office. These services, in addition to the website development services, will be marketed by the Company's E-agencies and internal sales force. Any overflow hosting work is outsourced to third-party hosting services.

The Company offers its clients a choice of three packages and pays a flat fee per month plus a one-time set up fee, that includes design of the website, periodic updates of content and newly available technology, and site hosting. The available packages are as follows:

  Bronze - Includes 12 pages of content, a detailed map of the business location, unique URL, audio capabilities, online ordering capabilities, ISP service, and customer access to a 1-800 Help Line.
  Silver - Includes the above Bronze features plus a circle view 360-degree restaurant tour and a run of site banner advertisement.
  Gold - Includes the above Silver features plus four additional pages of content and a Banner Direct Advertisement.

Internet Access and Email: In an effort to offer its customers complete Internet services, the Company also operates as a virtual ISP through its partnership with ASAPConnect.com, Inc. (ASAPC). The Company buys such service wholesale and utilizes its E-agencies and internal sales force to resell the service on a subscription basis. The company has entered into a 12-month contract with ASAPC that is automatically renewed for successive one-year terms. The contract requires the Company to pay ASAPC $16.95 per month per internet service account, with the Company retaining any amount received from the customer in excess of that amount. In addition, the contract provides that ASAPC will pay the Company fifty percent (50%) of all net advertising revenue derived from the operation of its Internet subscriber service. The subscription offers unlimited nationwide filtered Internet service through traditional dial-up or DSL connections. In addition, subscribers receive three free email boxes and one 5MB personal web page per account.

The Company has partnered with Tek21 to offer free web-based email accounts using the foodvision.com domain. The users must visit the Company's website to access their email accounts. The Company currently has over 2,000 email account subscribers.

Internet Industry Overview

Today, web-based commerce has been called the "most phenomenal shift in the way business is transacted since the invention of currency." The historic and projected growths in on-line transactions attest to both our early stage of development and rapidly expanding acceptance.

The Internet is transforming the way that the world communicates, researches, organizes business operations, plans personal activities, transacts business, receives medical care, shops, and purchases goods and services. The Internet represents a fundamental change to established communication, distribution and management systems that have broad implications for individuals and businesses.

The food industry is the largest industry in the United States, accounting for 12% of the Gross Domestic Product.

According to Progressive Grocer's 1998 Annual Report of the Grocery Industry (the "Progressive Grocer Report"), the retail grocery industry is the largest retail category in the U.S., representing 8%, or $436 billion, of the $2.4 trillion spent on retail goods in 1997. Jupiter Communications estimates that consumers spent approximately $85 million in 1997 on groceries purchased online and that these purchases will increase to $6.6 billion by 2002.

In addition, the market for prepared meals is growing rapidly and, according to AC Nielsen, comprise an incremental $100 billion segment of the food industry.

The Internet provides a medium that could significantly improve the consumer grocery-shopping experience. The Internet provides 24-hour shopping convenience and the ability to monitor order and information accuracy, and eliminates the need to wait in line.

The number of worldwide Internet users is projected to grow from an estimated 159.3 million in 1998 to an estimated 410.4 million by 2002. Additionally, 37.6 million United States households were on-line in 1998 and an estimated 62.6 million households are expected to be on-line in 2002.

With the emergence of the Internet as a globally accessible, fully interactive medium, many companies are increasingly conducting business electronically. Many consumers are showing strong preferences for transacting certain types of business over the Internet, rather than in person or over the telephone.

Jupiter Communications estimates sales by businesses to consumers over the Internet to increase from over $50 billion worldwide at the end of 1998 to approximately $1.3 trillion worldwide by the end of 2003. Additionally, sales by businesses to businesses over the Internet are estimated to increase from $43 billion worldwide in 1998 to $1 trillion by 2003. Furthermore, 70% of adult Internet users will make purchases online by the year 2002, as compared to an estimated 22% that did so in 1997. Factors driving growth in sales to both consumers and businesses over the Internet are:

  Increasing familiarity with the Internet;

2. Broadening consumer acceptance of on-line shopping;

3. Increasing on-line distribution relationships by business;

4. Improving on-line network security;

5. Improving hardware, software, and services accessible on-line; and

6. Expanding ability of computer processing speeds.

Government Regulation

There are few laws or regulations directly applicable to the access of the Internet or e-commerce on the Internet. Due to the increasing popularity of the Internet, it is possible that laws and regulations may be enacted with respect to the Internet, covering issues such as user privacy, pricing, taxation, content, copyrights, distribution, antitrust and quality of products and services.

Additionally, the rapid growth of e-commerce may trigger the development of tougher consumer protection laws. The adoption of such laws or regulations could reduce the rate of growth of the Internet, which could potentially decrease the usage of websites or could otherwise have a material adverse effect on our business. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, and personal privacy is uncertain. The vast majority of such laws was adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.

Further, several telecommunications carriers have requested that the Federal Communications Commission ("FCC") to regulate telecommunications over the Internet. Due to the increasing use of the Internet and the burden it have placed on the current telecommunications infrastructure, telephone carriers have requested the FCC to regulate Internet service providers and on-line service providers and impose access fees on those providers. If the FCC imposes access fees, the costs of using the Internet could increase dramatically. This could result in the reduced use of the Internet as a medium for commerce, which could adversely affect our business.

Strategy

The Company's business strategy incorporates the following key elements:

  Build Company brand awareness and network traffic by using cross-media exposure through our relationships CNN.com, and Yahoo;
  Execute a public relations program targeted to industry trade publications, financial publications and newspapers under the direction of the Company's public relations firm -- Ruder Finn;
  Cultivate multiple revenue streams of sponsorship and advertising fees and e-commerce revenues from our Internet site through overrides on e-commerce revenues with our co-branding partners and direct sales revenues of advertising and services through E-Agency development and corporate sales offices;
  Continue to add unique and compelling content to our Internet site;
  Attract a growing base of customers to our Internet site and provide them with a superior shopping experience by offering them quality lines of grocery items and food industry products and useful links to informative food-related content on our affiliates' websites;
  Increase users' return visits to our network through interactive features;
  Expand our international presence in order to establish our Internet site as a global brand;
  Provide quality customer service and rapid product delivery through our fulfillment facilities;
  Maintain and strengthen a relationship of trust with our users and consumers; and
  Leverage our existing strategic relationships with current and future co-branding partners and affiliates.

The Company objective is to be the leading online destination for food and food-related commerce, content and community. The Company seeks to build customer trust and loyalty by maintaining its focus as a valuable food destination and by meeting and exceeding customer demands in all interactions. The Company believes that by empowering consumers and professionals to make informed decisions that yield results, the Company creates a sense of connection to our Internet site. The result is a loyal customer base that will look to us to satisfy their food and food- related needs.

The Company plans to continue to employ a virtual warehouse model based on strategic relationships with high quality product suppliers. Through these relationships, the Company obtains exclusive online access to high quality products. In return, the Company provides its suppliers with a branding opportunity, increased sales through an expanded customer base. The Company believes that these relationships will help the Company ensure product supply, minimize out of stock issues, and reduce the likelihood that its suppliers will switch to other online providers.

The Company intends to capitalize on the flexibility of its online format for retail sales. The Company believes that it has greater flexibility to enhance service offerings, meet increased demand and take advantage of the efficiencies of online retailing because its technology and streamlined distribution system permit growth without significant added infrastructure. To support this flexible and evolving platform, the Company's core development team is focused on building applications, authoring environments and networks that are scaleable and easy to use, maintain and modify. The Company intends to continue to develop more flexible merchandising and promotional systems, new and enhanced application modules on its proprietary supplier information system, intuitive interfaces that enhance the overall customer experience and technologies that improve the ability to target content and marketing to further enhance the personalized experience of customers.

The Company capitalizes on its growing food and customer databases to enable targeted product, service and promotional offerings. The food database includes thousands of pages of original content and thousands of recipes. The customer database is comprised of detailed customer information, preferences and buying patterns. The Company believes that its databases will enable it to tailor the marketing of products and services to increase conversion rates of visitors into customers and encourage repeat purchases. In addition, the Company intends to use customer feedback and transactional history to expand its existing offerings and to pursue additional revenue opportunities.

The Company intends to leverage its brand, operating infrastructure and customer base to develop additional revenue opportunities. For example, the Company believes significant incremental revenue opportunities exist through:

  Opening new departments on our Internet site to expand into additional food and food-related product categories;
  Increasing product selection in our existing departments;
  Adding more value-added services to further personalize the foodvision.com experience pursuing additional advertising sales;
  Exploring international market opportunities; and
  Potentially acquiring complementary businesses, products or technologies.

Marketing and Distribution

In order for the Company to generate advertising or e-commerce revenues, it must generate substantial traffic to the site. The Company's co-branding and partnership programs with other web sites currently plays a key role in driving traffic to its website. The Company has established key partnerships that it divides into four categories as follows:

1. Large Content or Shopping Sites. The Company has created partnerships with many content and commerce companies including Yahoo!, CNN.com, eHarvest.com, Dinecore, Nexchange and NetGrocer.com. For example, on September 1, 1999, the Company entered into a three-year license and co-branding agreement with CNN to establish a co-branded web site accessible via hyperlinks from the Company's website. The Company will be the exclusive recipe and special events provider for CNN Food Central. In return, CNN provides the Company with food-related news. The Company chose CNN based on the high volume of Internet traffic through the CNN website and the strong credibility of CNN news services. In addition, the Company receives 500,000 banner impressions per month and rate discounts on CNN interactive advertising.

On March 3, 2000 the Company entered into a 12 month Remote Merchant Integration Program Agreement with Yahoo! Inc. to allow Yahoo! patrons access to the Company's website and all of its related materials, products, articles, and services via the Yahoo! portal. The Company chose Yahoo! based on its extremely high volume of Internet traffic.

2. Co-Branded, E-Commerce. The Company has over 30 co-branded, e-commerce agreements to date. The Company estimates that this number will grow to about 100 by the end of 2000.

3. Print Media Partnerships. The Company has established co-promotional relationships with off-line media partners. This represents an immediate marketing opportunity for the Company because these publications provide the Company with significant additional advertising exposure in exchange for the Company listing them on the Company's website.

The Company has also registered different parts of its website and product offerings with the principal Internet search engines.

Public Relations

On March 14, 2000, the Company entered into a contract with the public relations firm Ruder Finn whereby Ruder Finn is to provide services consisting of public relations counseling, media relations, and implementation of various activities for the Company for promotion of its website Foodvision.com. The Company has agreed to pay Ruder Finn a monthly fee of $25,000 plus expenses for its services.

Competition

The Internet industry is extremely competitive and there are several food industry websites on the Internet offering some of the same content and services as the Company. However, the Company believes that there is presently no Internet site offering the range of food-related information and services offered by the Company's Internet site. Among the most similar Internet sites whose focus is food-related issues are: www.foodfront.com; www.foodnet.com; and www.foodonline.com.

Service Marks

The Company has registered "Foodvision.com" as a service mark with the U.S. Trademark Office. In addition, the Company intends to take steps to ensure that applicable copyright laws protect its web pages and software, but to date has not filed for copyright protection for any of its web pages or software.

Employees

As of April 15, 2000, the Company employed 10 people full time in the Internet division.

RESTAURANT DIVISION

The Company currently operates two Dirty Bird Cafes, one Grandma Lee's restaurant, and one Hillbilly Shack Saloon. The Company's three former Roasters are no longer in operation. In addition, the Company is the subfranchisor of one Grandma Lee's restaurant in the Atlanta metro area. All of the Company's restaurant operations are located in the Atlanta metro area, except for the Hillbilly Shack Saloon, which is located in Renfrew, Ontario, Canada.

Dirty Bird Cafe

In late 1998, the Company began developing a proprietary restaurant concept to replace its existing Roasters restaurants, and to use as a basis for additional restaurants and ultimately for franchising to third parties. The Company's efforts resulted in the development of the Dirty Bird Cafe. The phrase "Dirty Bird" is an unofficial name for Atlanta's National Football League franchise, the Atlanta Falcons. The name was selected because the phrase carries instant name recognition in the Atlanta metro area. In addition, a preliminary search of trademark registrations indicated that no other person had obtained trademark protection for use of the "Dirty Bird" name in an area that would conflict with the Company's use of the name for a casual dining restaurant.

The Company opened its first Dirty Bird Cafe in the June 1999 at 1750 Powder Springs Rd., Powder Springs, Georgia, and its second location in September 1999 at 736 Johnson Ferry Road, Marietta, Georgia. The Company has engaged a broker to locate a buyer for the Dirty Bird Cafés.

Grandma Lee's

The Company owns and operates one Grandma Lee's restaurant as a franchisee in the ATandT Headquarters Building, 400 North Point Parkway, Building 300, Alpharetta, Georgia. In addition, the Company also is the franchisor of a second Grandma Lee's Restaurant located at 1350 Peachtree Street, Midtown Plaza, Atlanta, Georgia.

The Company owns the area franchise rights for the Grandma Lee's concept in the areas of Metropolitan Atlanta, Eastern Ontario, Canada, and Quebec, Canada. In the case of the franchise rights in Metropolitan Atlanta, the Company owns such rights in perpetuity, and is not obligated to pay any franchise fees for new locations, or any royalty or franchise fees from ongoing operations. Also, the Company is not obligated to open any new restaurants within the designated territory in order to retain such rights.

In the case of the franchise rights for Eastern Ontario and Quebec, the Company is obligated to pay the franchisor an initial franchise fee of $5,000 for each of the first fifteen stores opened by the Company or a subfranchisee of the Company, and $10,000 for each additional store opened by the Company or a subfranchisee of the Company. In addition, the Company is obligated to pay the franchisor a royalty of 6 1/2% of gross sales and an advertising fee of 1 1/2% of gross sales on all Company owned locations. In the event the Company sub franchises a location, the Company is obligated to charge the subfranchisee a royalty of 6 1/2% of gross sales and an advertising fee of 1 1/2% of gross sales, but is only obligated to remit to the franchisor one-half of the royalty and advertising fee collected from the subfranchisee. The area franchise rights for Eastern Ontario and Quebec are for an initial term of ten years, with four five-year renewal options. Under each of the area franchise agreements for Eastern Ontario and Quebec, the Company is obligated to open least one Grandma Lee's location within the designated territory by December 31, 2000 or the Company's area franchise rights will terminate.

As noted earlier, the Company is the subfranchisor of a Grandma Lee's restaurant in Atlanta, Georgia. Under the franchise agreement, the subfranchisee pays the Company a franchise fee of 4% of gross sales, none of which is shared with the franchisor. The subfranchise agreement carries a term of 10 years, which term expires December 31, 2005.

While the Grandma Lee's restaurant operated by the Company and the Grandma Lee's restaurant operated by a franchisee of the Company are both profitable, the Company has no current plans for expansion or to open any additional Grandma Lee's restaurants. In addition, the Company has listed this segment for sale with a broker in order to concentrate on the Internet division.

Kenny Rogers Roasters

On August 27, 1997, Messrs. Smith and Kalra acquired all of the issued and outstanding common stock of Atlanta Roasters, Inc., a Delaware corporation. Atlanta Roasters, Inc. owned a 50.1% ownership interest in Atlanta Foodquest, LLC, which owned four Roasters restaurants in the Atlanta metro area. The other 49.9% ownership of Atlanta Foodquest, LLC was owned by Foodquest, Inc., an unrelated Florida corporation. Atlanta Foodquest, LLC had been formed in 1996 by Atlanta Roasters, Inc. and Foodquest, Inc. As part of the formation of Atlanta Foodquest, LLC, Atlanta Roasters, Inc. contributed two Roasters restaurants and received a 50.1% ownership interest in Atlanta Foodquest, LLC and a promissory note in the original principal amount of $1,100,000 which was secured by a lien on all the assets of the restaurants contributed by it. As part of the formation of Atlanta Foodquest, LLC, Foodquest, Inc. contributed three Roasters restaurants and received a 49.9% ownership interest in Atlanta Foodquest, LLC and a promissory note in the original principal amount of $1,300,000 which was secured by a lien on all the assets of the restaurants contributed by it. One of the three restaurants contributed by Foodquest, Inc. to Atlanta Foodquest, LLC had been shut down prior Messrs. Smith and Kalra's purchase of Atlanta Roasters, Inc.

In late November 1997, Investco purchased Foodquest, Inc.'s 49.9% ownership in interest in Atlanta Foodquest, LLC and its note secured by two of the restaurants owned by Atlanta Foodquest, LLC. In early December 1997, Investco purchased Atlanta Roasters, Inc.'s note secured by the other two restaurants owned by Atlanta Foodquest, LLC. On December 7, 1997, Investco foreclosed its liens on the restaurants owned by Atlanta Foodquest, LLC. Shortly thereafter, it conveyed three of the restaurants to a newly formed subsidiary called Restaurant North Atlanta, Inc. and the other restaurant to a newly formed subsidiary called Restaurant Stockbridge, Inc. On December 31, 1997, the Company sold Restaurant Stockbridge, Inc. to a third party. On July 14, 1998, Investco became a wholly owned subsidiary of the Company.

The Company has currently ceased all operations of it Roasters division. The Company is in the process of selling the remaining restaurant assets located at 1100 Northpoint Circle, Alpharetta, Georgia and 2916 N. Druid Hills Road, Atlanta, Georgia. The Company is not selling the third location, which has been taken over by the landlord.

Hillbilly Shack Saloon

The Hillbilly Shack was opened in Renfrew, Ontario, Canada in 1997. The restaurant features traditional fare served in a distinctive, sports-oriented atmosphere reminiscent of a sports arena/stadium. The restaurant is staffed with a highly experienced management team that is visible in the dining area and interacts with both customers and the staff to ensure attentive customer service and consistent food quality. Items are prepared fresh on site using high quality ingredients at relatively low prices. The diverse menu, generous portions and attractive price/value relationship appeal to a broad customer base.

Menu. The menu offers a wide variety of entrees, including steaks and seafood served with various side dishes and homemade salads and dressings. The menu also includes a variety of appetizers with selections ranging from mini-egg rolls to chicken wings. One of the house specialties is pizza, with all the ingredients made fresh and to order. During 1998 and 1999, the cost of a typical meal, including beverages, was $4.95 to $5.95 for lunch and $6.50 to $7.50 for dinner. Full bar service is also provided. Alcoholic beverage sales accounted for approximately 50% of sales.

Restaurant Layout. The restaurant has a distinctive sports layout and sports-focused interior decor provide a casual, fun-dining atmosphere. The restaurant has a spacious feel with the use of large bay windows and a sports arena design slanted towards an ice hockey motif. The restaurant has the bar area incorporated into the dining room giving it an intimate feel. There is a separate area with video games and pool tables allowing kids, parents and individual patrons alike to enjoy their visit to the restaurant. The unit has 20 television sets placed through out the restaurant with a big screen TV in the common bar and restaurant area. There is a satellite system in place allowing a variety of sporting events to be shown simultaneously. The restaurant is 4500 square feet. The seating capacity of the restaurant, including the bar, is approximately 150 people.

Field Management. The management of the restaurant reports to the Chief Operating Officer at the head office. The management team for this restaurant consists of one general manager and two working supervisors. The managers are eligible to receive bonuses equal to a percentage of the restaurant's sales, subject to operating within budgeted costs.

Advertising and Marketing. The restaurant's advertising and marketing strategy is focused on local efforts and community involvement and the use of newspaper and team sponsorship programs. Current strategies are expected to continue in 2000 with a focus on efforts such as manager's specials and other promotions designed to increase traffic counts and check average.

Other Restaurant Operational Functions

Quality Control. All levels of management are responsible for ensuring that restaurants are operated in accordance with strict quality standards. Each restaurant operated by the Company employs one general manager, who reports to Mr. Kalra, the Company's Chief Operating Officer, and two assistant managers. The Restaurant division's management structure allows restaurant general managers to spend a significant portion of their time in the dining area of the restaurant supervising staff and providing service to customers. Compliance with quality standards is monitored by periodic on-site visits by officers of the Company.

Training. Each restaurant concept operated by the Company requires management employees to participate in formal training programs. Management training programs generally last 4 to 6 weeks and encompass three general areas, including (i) all service positions, (ii) management accounting, personnel management, and dining room and bar operations and (iii) kitchen management. Management positions at restaurants are typically staffed with personnel who have had previous experience in a management position at another restaurant operated by the Company.

Restaurant Reporting. Financial controls are maintained through a centralized accounting system. A point-of-sale reporting system is utilized in each restaurant. Restaurant management submits to Company headquarters various daily and weekly reports of cash, deposits, sales, labor costs, etc. Physical inventories of all food, beverage and supply items are taken at least weekly. Operating results compared to prior periods and budgets are closely monitored by corporate personnel.

Trademarks and Licenses

The Company has registered the name "Dirty Bird Cafe" with the United States Patent and Trademark Office. The Company believes that its right to the name "Dirty Bird Cafe" is an integral and important factor in establishing the identity of the Dirty Bird concept.

Governmental Regulation

Alcoholic Beverage Regulation. Each restaurant is subject to licensing and regulation by a number of governmental authorities, which include alcoholic beverage control and health, safety and fire agencies in the state, county and municipality in which the restaurant is located. Difficulties or failures in obtaining the required licenses or approvals could delay or prevent the opening of a new restaurant in a particular area. Alcoholic beverage control regulations require restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Some counties prohibit the sale of alcoholic beverages on Sundays. Typically, licenses or permits must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of a restaurant's operations, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages.

The Company may be subject to "dram-shop" statutes that generally provide a person injured by an intoxicated patron the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance.

Other Regulation. The Company's restaurant operations are also subject to Federal and state laws governing such matters as minimum wage, working conditions, overtime and tip credits.

Competition

The restaurant industry in the U.S. is highly competitive with respect top service, location, and food type and quality, and competition is expected to intensify. There are many well-established competitors with greater financial and other resources than the Company. Some of the Company's competitors have been in existence for a substantially longer period than the Company and are better established in the markets where the Company's restaurants are or may be located. The restaurant business is often affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns, the availability and cost of suitable locations, and the type, number and location of competing restaurants. The Company also experiences competition in attracting and retaining qualified management level operating personnel. In addition, factors such as inflation, increased food, labor and benefits costs, and difficulty in attracting hourly employees may adversely affect the restaurant industry in general and the Company's restaurants in particular.

Employees

As of April 15, 2000, the Company's food division employed approximately 48 persons. Of those employees, approximately 6 held managerial positions, and the remainder was engaged in the operation of the restaurants. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its employee relations to be good.

ITEM 2. DESCRIPTION OF PROPERTY

As of April 15, 2000, the Company leases the following real estate:

Location	Use	Expiration	Renewable
2916 N. Druid Hills Rd. Atlanta, GA	Unoccupied restaurant space	12/31/2003	Yes
2175 Northwest Parkway Suite K Marietta, GA	Office Space	04/31/2000	No
2275 Northwest Parkway Suite 150-A Marietta, GA	Office Space	04/01/2003	Yes
Fountains of Olde Towne Shopping Center 736 Johnson Ferry Road Marietta, GA	Dirty Bird Cafe	8/31/2004	Yes
1750 Powder Springs Road Suite 320 Marietta, GA	Dirty Bird Café	7/1/2003	Yes
AT and T Headquarters 400 North Point Parkway Alpharetta, GA	Grandma Lees	12/17/2003	No
282 Raglan Street South Second Floor Renfrew, Ontario, Canada	Hillbilly Shack Saloon	9/14/2001	No

ITEM 3. LEGAL PROCEEDINGS

U.S. Foodservice, Inc. -- U.S Foodservice, Inc. supplied food and produce to the Company on account that became delinquent for $9,538.65. The parties entered a settlement agreement whereby the Company agreed to pay U.S. Foodservice $1000.00 per month for nine (9) consecutive months, and one final payment of $538.65 on the tenth (10th) and final consecutive month, for a total of $9,538.65. The payments began on August 19, 1999. At this time, the Company is in default under the settlement agreement.

Royal Food Services, Inc., v. Restaurant North Atlanta, Inc., Superior Court of DeKalb County Georgia. The plaintiff sued the Restaurant North Atlanta, Inc., a subsidiary of the Company, to recover amounts due for produce supplied on open account from June 10, 1998 to October 9, 1998. The parties resolved this dispute by entering into a settlement agreement dated July 14, 1999 in which the Company agreed to pay $15,095.02 over a two-year period. The debt is secured by 23,000 shares of restricted common stock of the Company that are held in escrow with counsel for the plaintiff. Under the settlement agreement, 11,500 shares of the common stock are returnable to the Company after the first year in the event the Company is not in default on its payments under the note, and the balance of the common stock is returnable to the Company upon full payment of the note. The Company is currently in default under the settlement agreement.

In 1999, the Company ceased operations at its Decatur, Georgia restaurant due to continued operational losses at that location. The landlord for the location holds a judgment against the subsidiary that occupied the premises, but the subsidiary does not have any material assets.

On February 25, 2000, NF Roasters Corp. filed an adversary proceeding in the U.S. Bankruptcy Court, Middle District of North Carolina, Durham Division, Case No. B-98-80704 C-11D, Adversary Proc. No. 00-9003, against Atlanta Food Quest, LLC and Mr. Paul Smith for enforcement of a bankruptcy confirmation order and ancillary relief arising from the operation of the company's roaster's restaurants without a franchise agreement. Although Atlanta Food Quest, LLC is not owned by the company, the company's bylaws require it to indemnify Mr. Smith in this proceeding.

On March 7, 2000, CF Southpark, L.P. filed suit in the State Court of Fulton County, Case No. 000VS002653F, against the Company for default on its lease obligation for restaurant space in Shannon Mall, located in Atlanta, Georgia. An answer has not yet been filed.

A subsidiary of the company is in default on its lease obligation for land used in conjunction with its Alpharetta roasters restaurant. The landlord has demanded payment in full, has terminated the lease, and has threatened litigation that may result in the subsidiary being liable for the principle due as well as interest and attorney's fees. The company is negotiating to sell this location in a transaction that will fully satisfy this liability.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual shareholder meeting held on January 22, 2000, with a quorum present, the following matters were voted on and approved by a majority of the shareholders:

1. To elect Paul R. Smith, Raj Kalra, and Dr. Charles Sheehan III as directors of the Company;

2. To ratify and approve the Company's Employee Stock Option Plan of January 22, 1999;

3. To ratify and approve the Company's Amendment to its Articles of Incorporation to change the Company's name to Foodvision.com, Inc.;

4. To appoint HLB Gross Collins as the independent public accountants for the Company;

5. To ratify, approve, and indemnify all acts of the Company's Board of Directors up to the time of the annual meeting;

6. To provide the Company's Board of Directors with the authority to optimize the value of the Company's Internet Division, Foodvision, Inc., either through a spin-off or a sale; and

7. To approve the 1998 audit of the Company's financial records in the form presented by HLB Gross Collins.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The company's common stock is registered with the United States Securities and Exchange Commission under section 12(g) of the Securities Exchange Act of 1934. From May 1998 to July 1999, the company's common stock has been traded on the NASDAQ OTC Bulletin Board under the symbol MKII. Since July 1999, the Company has been traded on the NASDAQ OTC Bulletin Board under the symbol FVSN. The following table summarizes the low and high prices for the company's common stock for each of the calendar quarters for the fiscal years ended December 31, 1998 and 1997.

	1998		1999
	High	Low	High	Low

Quarter Ended March 31	--	--	--	--
Quarter Ended June 30	118.75	37.50	1.5	1
Quarter Ended September 30	112.50	31.25	.75	.3438
Quarter Ended December 31	81.25	2.00	2.1875	.375

As of April 14, 2000, the Company had 16,908,898 shares outstanding, which were held by 503 holders of record. This number does not include an indeterminate number of shareholders whose shares are held by brokers in "street name." Prior to May 1998, the Company's common stock was not traded. The above quotations are after giving effect to a 1 for 100 reverse stock split which was effected in January 1999. The above quotations reflect inter-dealer prices, without mark-up, markdown or commission and may not represent actual transactions. The Company has never declared any cash dividends on its Common Stock. The Company does not plan to declare any cash dividends in the foreseeable future, as the Company anticipates that all cash generated from operations will be used to finance the Company's internal growth and acquisition strategy.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

Certain statements in this Annual Report of Small Business Issuers on Form 10-KSB, particularly under this Item 6, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein. The words "believe", "expect", "anticipate", "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date the statement was made.

Plan of Operation

The Company's plan is to phase out its Restaurant Division in order to concentrate on developing its Internet Division. The Company made the decision because the Restaurant Division required significant management attention, would require significant additional capital to achieve profitability, and would generate only a limited return on investment from the invested capital. Furthermore, the Company's there was minimal interest in investing in the Restaurant Division among the sources of capital available to the Company. On the other hand, the Company's Internet division has experienced significant growth in traffic and significant interest among investors. Thus, the Company determined that its capital and management time were best devoted to increasing the quality and visibility of its Internet division, and in exploiting the revenue-producing opportunities available in the Internet industry.

The Company's website, www.foodvision.com, was launched on November 1, 1999. The Company's economic model is to strive for high profit margins through override revenue on its e-commerce sites and the direct sales of the site's advertising and services capabilities. To achieve this model, the Company's co-branding partners provide product fulfillment. To date, the Company has achieved significant success developing a significant amount of food-related content and in generating traffic on the website, and has just begun to exploit the revenue-generating potential of that traffic. The Company's revenue model is designed to yield a lower revenue base, but with substantially lower administrative expenses, and correspondingly higher net profit margins. Management is of the opinion that valuation of Internet companies will move from a revenue multiple base to the traditional P/E multiple approach over the next several years.

In 2000, the Company intends to implement a strategy to continually improve the quality of its website through additional co-branding agreements, and to sell its advertising and internet services through a national sales force. The Company plans to open corporate sales offices in Atlanta, New York, Los Angeles, and Chicago, and to enter into E-agency agreements with independent contractors in those geographic areas not covered by the Company's own sales offices.

To phase out the Restaurant Division, the Company recently terminated operations at all three of its Roasters restaurants and is the process of marketing the locations at two the three sites. The Company has also retained restaurant brokers to dispose of its Dirty Bird Cafes and its Grandma Lee's restaurant and franchise rights. The Company plans to reinvest all proceeds from the sale of its Restaurant Division into its Internet Division.

Results of Operation

On a consolidated basis, annual revenues were $1,813,274 for the year ended December 31, 1999, as compared to $2,004,856 for the year ended December 31, 1998. The Company's net loss from operations was ($2,371,264), or ($0.27) per share, for the year ended December 31, 1999, as compared to ($645,424), or ($5.21) for the year ended December 31, 1998. The Restaurant division contributed 100% of the Company's revenues and 64.3% ($1,529,858) of the Company's net loss. The Internet division did not contribute any revenues in 1999 and incurred direct web site development expenses relating to the initial development of the Company's web site of $607,913.

A substantial reason for the poor operating results of the Restaurant Division was the bankruptcy of the franchiser of Kenny Rogers Roasters chain and the Company's loss of franchise rights. The Company converted its three Roasters to a quick service concept called "Roasters." Through 1999, however, annual revenues at the three restaurants had declined to $826,783.24, collectively, an approximate 50.0% decrease from 1998. The three restaurants generated net cash losses totaling $398,220. The Company attempted to convert the restaurants to its Dirty Bird Café format, but subsequently determined that the capital requirements and management time which the conversion would entail was not justified in light of the Company's opportunities in its Internet division.

Earlier this year, the Company ceased all operations of its Roasters segment. The Toco Hills Roasters, located at 2916 N. Druid Hills Rd., Atlanta, Georgia is under a sale contract for $50,000, conditioned on landlord approval. The Company is indebted to the landlord of the property in the amount of $58,000 and is not expected to receive any proceeds from this sale. The Alpharetta Roasters, located at 1100 Northpoint Drive, Alpharetta, Georgia, is under a sale contract for $73,000. The Marietta Roasters lease, located at 1325 Powers Ferry Road, Marietta, Georgia has been terminated and the landlord has taken possession of the property.

The Grandma Lee's operations in Atlanta generated annual revenue of $442,919 with a cash break-even. The Company has maintained operations of its Grandma Lee's Restaurant, located at the ATandT Headquarters, 400 North Point Parkway, Alpharetta, Georgia and its franchise location at 1360 Peachtree Street, Midtown Plaza, Atlanta, Georgia. This segment is on the market for and will be sold as a package to include the ATandT and Midtown Plaza locations as well as the area franchise rights. With the pending closing and sale of the Company's other restaurant operations, management is of the opinion that the Grandma Lee's operations should also be sold.

During 1999, the Company developed a new restaurant concept called "The Dirty Bird Cafe". The first unit was opened in July, 1999 in Powder Springs, Georgia, a suburb of Atlanta. The second unit opened in October, 1999 in Marietta, Georgia, a suburb of Atlanta. Based on operating results in 1999, projected annualized revenues are $535,000 for Powder Springs and $554,300 for Marietta. At these revenue levels, management is of the opinion that these units will not yield sufficient financial returns to justify the organizations time and focus. Both Dirty Bird Café's have been placed in the hands of a qualified broker to sell as soon as possible.

The Company continues to own the two franchises in Canada, with one operating restaurant, The HillBilly Shack Saloon, which generated $118,750 in revenues with a cash loss of $29,000. The Company anticipates disposing of this restaurant in the future as well.

Liquidity and Capital Resources

As of December 31, 1999, the Company had a negative cash balance of ($25,277), and had negative working capital of ($566,354). The Company incurred significant losses in fiscal 1999, which were largely financed through the sale of common stock and convertible debentures.

From January 1, 2000 through April 3, 2000, the Company has issued 7,099,290 shares of restricted stock for cash proceeds of $1,274,226 and an irrevocable letter of credit for $900,000 in private offerings. In addition, the Company has entered into a subscription agreement for an additional $400,000 for 1,230,769 shares of restricted common stock.

On February 29, 2000, the Company restated the subscription agreement with Complete Development International, Inc. dated November 8, 1999, for the private placement of 750,000 shares of Series A preferred stock at $10.00 per share. Each share shall be convertible into ten shares of common stock. If the price of the common shares of the Company is below $1.00 per share at the conversion date, then the conversion price will equal the previous day's closing price less 20% subject to a minimum conversion price of $0.50 per share. The preferred stock will yield an annual dividend rate of 8% cumulative, payable quarterly.

The Company anticipates that it will need to continue raising capital in order to funds its business plan through 2000, and is currently exploring its alternatives.

ITEM 7. FINANCIAL STATEMENTS

Attached hereto as Exhibit A are the Company's financial statements for the year ended December 31, 1999.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The firm of William L. Butcher, CPA audited the Company's financial statements for the years ended December 31, 1993, 1994, 1995, 1996 and 1997. On July 14, 1998, the Company acquired Investco in a reverse acquisition. The Company elected not to retain William L. Butcher, CPA to audit its financial statements for the fiscal year ended December 31, 1998 because the Company wanted an auditing firm which was based in Atlanta (William L. Butcher, CPA is based in Everett, Washington), which was larger, and which was more recognizable to the investment community.

William L. Butcher, CPA's report for the year ended December 31, 1997 contains a "going concern" qualification, but does not otherwise contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles. The decision not to retain William L. Butcher, CPA was approved by the Company's board of directors (the Company did not have a separate audit committee). There were no disagreements with William L. Butcher, CPA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. The Company has authorized William L. Butcher, CPA to respond fully to the inquiries of the successor accountant concerning the Company's decision not to retain William L. Butcher, CPA for 1998.

The Company has retained HLB Gross Collins, P.C. as its independent public accountant.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTIONS 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information concerning directors, executive officers and key employees of the Company.

Name	Age	Position
Paul R. Smith	53	Chairman, President, Chief Executive Officer
Raj Kalra	36	Director, Chief Operating Officer, Chief Internet Officer
Dr. Charles Sheehan	54	Director
George J. Smith	53	Financial Controller, Secretary

Set forth below is a summary description of the business experience of each director and officer of the Company.

Paul R. Smith is a Director of the Company and is its President and Chief Executive Officer. Mr. Smith has a business degree from the Richard Ivey School of Business Administration, a Harvard affiliate. Mr. Smith has extensive corporate business experience in the hotel and resort industry. From 1988 to present, Mr. Smith is the Owner/President PRS Hospitality, Inc., a management firm which specialized in tourism and hospitality consulting. PRS Hospitality provided the services of Mr. Smith to Grandma Lee's USA, Inc. from November 1993 to September 1995. During this period, Mr. Smith developed and implemented a strategic plan for Grandma Lee's International, a 100-unit Bakery/Restaurant chain from Canada, to finance and franchise their 20-year-old concept into the US market. PRS Hospitality, Inc., also provided development and marketing services to international clients in Japan, Taiwan, South Korea, Singapore, Thailand, Malaysia, Australia, New Zealand, Great Britain, Germany, France, Canada and the United States. From 1980 to 1987, Mr. Smith served as President and Chief Operating Officer of York Hannover Amusements, Ltd. During his service at York Hannover, Mr. Smith supervised: 1) a 1,200 room resort property; 2) 100 restaurants including casual dining, fast food and fine dining establishments; 3) entertainment facilities including large amphitheater productions to intimate dinner theater; 4) the Toronto Blizzard Soccer Club, a professional team in the North American Soccer League; 4) theme parks in Vancouver and Niagara Falls; and 5) boat and bus tour companies and a travel agency. Mr. Smith also acted as Co-Chairman of York Hannover Hotels, Ltd., a chain of 12 hotel properties consisting of Skyline and Sheraton brands. Mr. Smith is not related to George Smith, the Company's Financial Controller.

Raj Kalra, is a Director of the Company and is its Chief Operating Officer/Chief Internet Officer. Mr. Kalra has a degree in Hotel and Restaurant Management from Hotel Consult, Switzerland. Mr. Kalra has also received certificates in accounting and retail operations with post degree courses in business management, finance and computer science. Mr. Kalra is the company's expert in restaurant design and management. Also, Mr. Kalra has designed, built, and managed a virtual shopping mall web site called ShoppersCity.com. As President of Westcliff Corporation from 1990 to 1994, Mr. Kalra managed eleven food service operations. Mr. Kalra was directly responsible for revenue growth to $10 million, annually. From 1987 to 1990, Mr. Kalra was President of Eastern Canada for Grandma Lees International. During his service with Grandma Lees International, Mr. Kalra managed the company's corporate restaurants and negotiated property leases. Mr. Kalra received his Food and Beverage training with Intercontinental Hotels.

Dr. Charles H. Sheehan, III. Dr. Sheehan attended Douwid University from 1964-1965 and 1971- 1972 and received his Bachelor of Science degree in Biology. He went on to Douwid Medical School to receive his medical degree in 1976. From 1996 to present, Dr. Sheehan was the CEO of Clinical Healthcare, Inc., a medical management company. In that position, Dr. Sheehan managed two clinics in the Atlanta area. Prior to that, Dr. Sheehan was a partner at Capital Billing, a medical billing company, from 1995 to 1999. He consulted with physicians with management issues and solutions. During 1994 to 1996, Dr. Sheehan was the Director of Development at American Health Choice, a small medical company in Irving, Texas. As Director, he assisted with the acquisition of various medical clinics in the Atlanta area.

George J. Smith, Controller, Secretary. Mr. Smith is a graduate in Business Administration from Columbus College, Columbus, Georgia. Prior to joining Mark 1, Mr. Smith was Controller for Medical Packaging Technologies an $8.0 million per year company located in Georgia. From 1992 to 1995, Mr. Smith was the Controller for Erth Group, Inc. a manufacturing company located in Marietta, GA. From 1980 to 1992, Mr. Smith was the Branch Controller for Fruehauf Corporation, a $40 million branch of a publicly trading company. Mr. Smith is not related to Paul R. Smith, the Company's Chairman and Chief Executive Officer.

The Company is actively searching for additional directors who have credentials, experience, and contacts that will assist the Company in the fulfillment of its business plan.

The Company held 31 board meetings by unanimous written consent during the past year. There were no in-person meetings. All directors participated in the meetings and there were no absentees. The company has no audit, compensation or executive committees. There is no key man life insurance on any director, officer, or control person.

During 1999, the Company was not subject to the reporting requirements of Sections 13 or 15 of the 1934 Act, and therefore the Company's officers and directors were not required to file the reports required by Section 16 of the 1934 Act.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation earned by the Company's Chief Executive Officer during the last three fiscal years. No officers of the Company earned more than $100,000 a year during any of the last three fiscal years, and therefore pursuant to Item 402(a) of the Regulation S-B no information is presented with respect to any officer other than the chief executive officer.

Summary Compensation Table (1)

Name and Position	Year	Salary	Other Compensation
Paul Smith -- Chairman, President, CEO (2)(3)	1999 1998 1997	$72,000 $60,000 $4,000	$13,750

(1) Pursuant to item 402(a)(5) of regulation S-B, certain columns have been omitted from the table required by item 402(b) of regulation S-B where there has been no compensation awarded to, earned by or paid to any of the above-named executive officers in any of the fiscal years covered by the table.

(2) Mr. Smith was chief executive officer of the company from July 14, 1998, which is the date the company acquired Investco in a reverse acquisition, until December 31, 1999. Because the acquisition of Investco has been treated as a reverse acquisition, Mr. Smith's salary has been included from December 7, 1997, which is the date Investco began operations.

During the fiscal year ended December 31, 1999, there were no grants or exercises of stock options or freestanding SARs and therefore the tables required by item 402(c) and (d) of the regulation S-B have been omitted.

(3) During 1999, Mr. Smith recognized $13,750 as compensation from the issuance to him of 3,000,000 shares of restricted stock, valued at $.01 per share, amortized over the two year vesting period. Mr. Smith will recognize an additional $15,000 in compensation from such stock grant in 2000, and an additional $1,250 in compensation from such stock grant in 2001.

During fiscal 1999, the company issued the following options/SARs to officers of the company:

Name	Number of securities underlying options granted	Exercise or base price ($/sh)	Expiration date
Paul R. Smith (1)	400,000 1,000,000 5,000,000	$0.75 $0.4375 $0.4375	1/22/2004 7/08/2004 8/04/2004
Raj Kalra (2)	400,000 1,000,000 5,000,000	$0.75 $0.4375 $0.4375	1/22/2004 7/08/2004 8/04/2004
George Smith	25,000	$0.75	1/22/2009
Dr. Charles Sheehan, III	125,000	$.75	1/22/2009

The company and Messrs. Smith and Kalra are parties to employment agreements that are identical in form. Each employment agreement provides for:

  Employment for a term of five years commencing on July 1, 1998;
  Base salary of $60,000 for the first year, with the amount of base salary being subject to adjustment by the board of directors in future years;
  Severance equal to five times the employee's current salary, in the event of a termination without cause;
  Benefits including health insurance, use of a company car, a retirement plan (which has not been implemented), stock warrants as determined by the board of directors, and life insurance (not yet provided).
  The employment agreements do not contain a non-compete covenant nor is the employee required to devote 100% of his time to company affairs.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of April 15, 2000, with respect to the beneficial ownership of the Company's voting securities by each person known to the Company to be the beneficial owner of more than five percent (5%) of any class of the Company's voting securities.

Title of Class	Name and Address of Beneficial Owner	No. Shares Owned	No. Shares Beneficially Owned	Percent of Class (1)
Common Stock	Paul Smith (2) Foodvision.com, Inc. 2275 NW Parkway, Suite 150-A Marietta, GA 30067	3,091,050	9,941,050	41.8%
Common Stock	Raj Kalra (3) Foodvision.com, Inc. 2275 NW Parkway, Suite 150-A Marietta, GA 30067	3,091,050	9,491,050	40.7%

(1) Based on a total of 16,908,898 issued and outstanding as of April 6, 2000.

(2) Mr. Smith's ownership includes 91,050 shares of common stock which he acquired pursuant to the Company's acquisition of Investco on July 14, 1998, and 3,000,000 shares of common stock which were issued to him in January 1999 pursuant to an agreement which provides that such shares are forfeitable in the event Mr. Smith voluntarily terminates his employment with the Company or is terminated for cause within two years of the date of the agreement. In addition, Mr. Smith's beneficial ownership includes, pursuant to Item 403 of Regulation S-B, 6,400,000 shares of common stock that Mr. Smith presently has the right to acquire pursuant to incentive from warrants issued to him in fiscal 1999. Mr. Smith's ownership includes 250,000 shares of common stock which Mr. Smith's stepson has the right to acquire pursuant to incentive options, and 200,000 shares of common stock which another stepson of Mr. Smith has the right to acquire pursuant to incentive options.

(3) Mr. Kalra's ownership includes 91,050 shares of common stock which he acquired pursuant to the Company's acquisition of Investco on July 14, 1998, and 3,000,000 shares of common stock which were issued to him in January 1999 pursuant to an agreement which provides that such shares are forfeitable in the event Mr. Kalra voluntarily terminates his employment with the Company or is terminated for cause within two years of the date of the agreement. In addition, Mr. Kalra's beneficial ownership includes, pursuant to Item 403 of Regulation S-B, 6,400,000 shares of common stock that Mr. Kalra presently has the right to acquire pursuant to incentive from warrants issued to him in fiscal 1999.

The following table sets forth certain information, as of April 15, 2000, with respect to the beneficial ownership of the Company's Common Stock by (i) all directors of the Company (ii) each executive officer of the Company named in the Summary Compensation Table and (iii) all directors and executive officers of the Company as a group.

Name and Position	No. Shares Owned	No. of Shares Beneficially Owned	Percent of Shares Owned (1)
Paul Smith, President/CEO/Chairman (2)	3,091,050	9,941,050	41.8%
Raj Kalra, Director/Chief Operating Officer/Chief Information Officer (3)	3,091,050	9,491,050	40.7%
Dr. Charles Sheehan, Director (4)	-	125,000	1%
George Smith, Controller (5)	-	50,000	Less than 1%
All Officers and Directors as a Group (6)	6,182,100	19,607,100	64.6%

(1) Based on a total of 16,908,898 issued and outstanding as of April 6, 2000.

(2) Mr. Smith's ownership includes 91,050 shares of common stock which he acquired pursuant to the Company's acquisition of Investco on July 14, 1998, and 3,000,000 shares of common stock which were issued to him in January 1999 pursuant to an agreement which provides that such shares are forfeitable in the event Mr. Smith voluntarily terminates his employment with the Company or is terminated for cause within two years of the date of the agreement. In addition, Mr. Smith's beneficial ownership includes, pursuant to Item 403 of Regulation S-B, 6,400,000 shares of common stock that Mr. Smith presently has the right to acquire pursuant to incentive warrants issued to him in fiscal 1999. Mr. Smith's ownership includes 250,000 shares of common stock which Mr. Smith's stepson has the right to acquire pursuant to incentive options, and 200,000 shares of common stock which another stepson of Mr. Smith has the right to acquire pursuant to incentive options.

(3) Mr. Kalra's ownership includes 91,050 shares of common stock which he acquired pursuant to the Company's acquisition of Investco on July 14, 1998, and 3,000,000 shares of common stock which were issued to him in January 1999 pursuant to an agreement which provides that such shares are forfeitable in the event Mr. Kalra voluntarily terminates his employment with the Company or is terminated for cause within two years of the date of the agreement. In addition, Mr. Kalra's beneficial ownership includes, pursuant to Item 403 of Regulation S-B, 6,400,000 shares of common stock that Mr. Kalra presently has the right to acquire pursuant to incentive warrants issued to him in fiscal 1999.

(4) Dr. Sheehan's beneficial ownership includes, pursuant to Item 403 of Regulation S-B, 125,000 shares of common stock which Mr. Sheehan presently has the right to acquire pursuant to a warrant that has not been exercised.

(5) Mr. Smith's beneficial ownership includes, pursuant to Item 403 of Regulation S-B, 50,000 shares of common stock which Mr. Smith presently has the right to acquire pursuant to a warrant that has not been exercised.

(6) Beneficial ownership includes shares issuable pursuant to warrants that are vested or will vest in the next 60 days, but have not been exercised.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of the Company's officers, directors, key personnel or principal stockholders is related by blood or marriage.

On April 16, 1998, Investco International Management, Inc ("IMM") purchased from Mr. Kalra the area franchise rights for Grandma Lee's for the Quebec and Ottawa areas by assuming notes of $34,100 and $22,700, respectively. On June 1, 1998, IMM purchased from Mr. Kalra all the outstanding stock of Hillbilly Shack, Inc. by issuing a note for $22,114 and by assuming $9,032 in liabilities. The note carries an interest rate of 8% per annum and monthly payments of $2,000 (Canadian Dollars) began on November 15, 1999 and continue through April 15, 2001. As of December 31, 1998, the Company was indebted to Mr. Kalra for $42,566.

On April 24, 1998, Messrs. Smith and Kalra, two directors of the Company, personally guaranteed a real estate lease for a restaurant location in Powder Springs, Georgia. The personal guarantee was limited to a term of 12 months and a maximum liability of $15,000. Therefore, at this time the guaranty is no longer valid.

On July 14, 1998, the Company acquired all of the common stock of Investco in consideration for the issuance of 182,100 shares of common stock. Messrs. Smith and Kalra each owned 50% of the outstanding common stock of Investco prior to its acquisition by the Company, and therefore each acquired 91,050 shares of Common Stock of the Company in connection with the transaction. At the time the Company acquired Investco, Messrs. Smith and Kalra did not have any affiliation with the Company, and therefore the Company's purchase of Investco was an arms-length transaction. In connection with the acquisition of Investco, the Company's board of officers and all but one director resigned and Messrs. Smith and Kalra were appointed to fill the vacant positions.

On July 15, 1998, the Company agreed to pay a note owed by Mr. Kalra by issuance of 30,400 shares of common stock valued at $15,200.

On July 28, 1998, Messrs. Smith and Kalra personally guaranteed a promissory note to Charter Bank and Trust Co. in the original amount of $12,500. This note has since been paid in full.

On August 31, 1999, the Company granted stock warrants to a managerial employee of the Company to purchase 200,000 shares of common stock to a managerial employee of the Company with an exercise price of $0.375 per share, which is equal to the closing bid price for the Company's common stock on that date. The employee is the son of Paul R. Smith, the Company's chairman and chief executive officer.

On August 31, 1999, the Company granted stock warrants to an employee of the Company to purchase 250,000 shares of common stock to a managerial employee of the Company with an exercise price of $0.375 per share, which is equal to the closing bid price for the Company's common stock on that date. The employee is the son of Paul R. Smith, the Company's chairman and chief executive officer.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Description
3.1	Articles of Incorporation
3.2	Certificate of Amendment dated March 2, 1994
3.3	Certificate of Amendment dated June 14, 1994
3.4	Certificate of Amendment dated June 23, 1994
3.5	Certificate of Amendment dated May 12, 1998
3.6	Certificate of Amendment dated June 18, 1999
3.7	Bylaws
10.1	Employment Agreement between the Company and Paul R. Smith
10.2	Employment Agreement between the Company and Raj Kalra
11	Statement re: computation of earnings per share (1)
16	Letter from William C. Butcher, CPA (2)
21	Subsidiaries of the Registrant.
23	Consent letter of HLB Gross Collins, P.C.
27	Financial Data Schedule

  The information required by this Exhibit can be determined from the Financial Statements included Part F/S.

  To be filed by amendment.

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

FOODVISION.COM, INC.
Dated: April 17, 2000	/s/ Paul R. Smith By: Paul R. Smith, Chairman, CEO and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 17, 2000	/s/ Paul R. Smith By: Paul R. Smith, Chairman, CEO and President
Dated: April 17, 2000	/s/ Raj Kalra By: Raj Kalra, Director, Chief Operating Officer
Dated: April 17, 2000	/s/ Charles Sheehan By: Charles Sheehan, Director

EXHIBIT A

FOODVISION.COM, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 1999 and 1998

FOODVISION.COM, INC.

CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Page
Independent Auditor's Report	3

Consolidated Financial Statements

Consolidated Balance Sheet	4-5

Consolidated Statement of Operations	6

Consolidated Statements of Changes in Stockholders' Equity	7-8

Consolidated Statement of Cash Flows	9-10

Notes to Consolidated Financial Statements	11-29

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of

Foodvision.com, Inc.

We have audited the accompanying consolidated balance sheet of Foodvision.com, Inc. as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Foodvision.com, inc. as of December 31, 1999, and the results of its operations and its cash flows for the two years then ended, in conformity with generally accepted accounting principles.

/s/ HLB Gross Collins, P.C.

Atlanta, Georgia

April 3, 2000

FOODVISION.COM, INC.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 1999

ASSETS

CURRENT ASSETS
Accounts receivable	$ 554
Subscription receivable	345,000
Inventories	48,292
Prepaid expenses and other current assets	75,000
TOTAL CURRENT ASSETS	468,846

PROPERTY AND EQUIPMENT, at cost
Equipment under capital leases	213,455
Furniture, fixtures, and equipment	273,171
Vehicle	29,388
Leasehold improvements	43,496
559,510
Less accumulated depreciation	(187,394)
PROPERTY AND EQUIPMENT, net	372,116

OTHER ASSETS
Loan receivable, officer	49,063
Franchise agreement and other intangibles, net of accumulated amortization of $73,541	366,875
Deposits	18,070
TOTAL OTHER ASSETS	434,008

TOTAL ASSETS	$1,274,970

See accompanying notes to consolidated financial statements.

FOODVISION.COM, INC.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 1999

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Checks in excess of cash balances	$ 25,277
Accounts payable	383,326
Accrued expenses	63,831
Other current liabilities	143,207
Notes payable, short-term	296,010
Current portion of notes payable	26,817
Current portion of capital lease obligations	25,442
Account payable, related parties	12,070
Current portion of notes payable, related parties	59,220
TOTAL CURRENT LIABILITIES	1,035,200

LONG-TERM DEBT
Notes payable, less current portion	25,767
Capital lease obligations, less current portion	148,478
Notes payable, related parties, less current portion	4,119
Deferred lease obligations	69,565
TOTAL LONG-TERM DEBT	247,929

TOTAL LIABILITIES	1,283,129

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $.001 par value; 50,000,000 shares authorized, 13,114,177 shares issued and outstanding	13,114
Additional paid-in capital	3,144,046
Accumulated deficit	(3,131,214)
Deferred compensation expense	(32,500)
Accumulated other comprehensive income	(1,605)
TOTAL STOCKHOLDERS' EQUITY	(8,159)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,274,970

See accompanying notes to consolidated financial statements.

FOODVISION.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1999 AND 1998

	Years Ended December 31,
	1999	1998
REVENUES
Beverage and food sales	$ 1,796,622	$2,004,856
Other revenues	16,652	8,088
TOTAL REVENUES	1,813,274	2,012,944

COSTS AND EXPENSES
Cost of goods sold	861,763	758,910
General and administrative expenses	2,341,712	1,720,392
Depreciation	105,523	81,376
Amortization	193,460	72,815
Interest	74,167	24,875
Web site development costs	607,913	-
TOTAL COSTS AND EXPENSES	4,184,538	2,658,368
NET LOSS	$(2,371,264)	$(645,424)
NET LOSS PER COMMON SHARE	$ (0.27)	$ (5.21)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	8,847,894	123,941

See accompanying notes to consolidated financial statements.

FOODVISION.COM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 1999 AND 1998

	Common Stock	Additional Paid-In Capital	Subscription Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 1997	$ 20	$ -	$ -	$(114,526)	$ -	$(114,506)
Exchange of shares of common stock to effect reverse acquisition and recapitalization	223	18,726	(100,000)	-	-	(81,051)
Collection of subscription receivable	-	-	100,000	-	-	100,000
Issuance of common stock
Common stock issued in settlement of stockholder loan	1	81,050	-	-	-	81,051
Common stock issued to purchase franchise agreements	9	434,791	-	-	-	434,800
Common stock issued to pay note in behalf of officer		15,200	-	-	-	15,200
Common stock issued for legal services	-	25,000	-	-	-	25,000
Other common stock issued	3	24,997	-	-	-	25,000
Common stock issued in conversion of debentures	45	374,955	-	-	-	375,000
Net loss for 1998	-	-	-	(645,424)	-	(645,424)
Foreign currency translation adjustments	-	-	-	-	1,785	1,785
Balance at December 31, 1998	$301	$974,719	$ -	$(759,950)	$1,785	$216,855

FOODVISION.COM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued)

YEARS ENDED DECEMBER 31, 1999 AND 1998

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Income	Total Stockholders' Equity

Balance at December 31, 1999	$ 301	$ 974,719	$ (759,950)	$ -	$ 1,785	$ 216,855
Common stock issued for services	6,481	100,773	-	(32,500)	-	74,754
Common stock issued in conversion of debentures	3,544	1,071,456	-	-	-	1,075,000
Common stock issued for debenture placement	330	29,680	-	-	-	30,010
Other common stock issued	2,458	967,418	-	-	-	969,876
Net loss for 1999	-	-	(2,371,264)	-	-	(2,371,264)
Foreign currency translation adjustments	-	-	-	-	(3,390)	(3,390)
Balance at December 31, 1999	$ 13,114	$3,144,046	$(3,131,214)	$ (32,500)	$ (1,605)	$ (8,159)

See accompanying notes to consolidated financial statements.

FOODVISION.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 1999 AND 1998

	Years Ended December 31,
	1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,371,264)	$(645,424)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	105,523	81,376
Amortization of intangibles	49,375	24,165
Amortization of debenture costs	144,085	48,650
Common stock issued for services	74,754	25,000
Revenues applied to acquisition	-	(14,553)
Loss on disposal of assets	15,529	-
Changes in assets
(Increase) in accounts receivable	2,236	(744)
Decrease in inventories	(13,272)	4,499
(Increase) decrease in prepaid expenses	(73,750)	21,685
(Increase) in deposits and other assets	(6,685)	(11,382)
Changes in liabilities
Increase in checks in excess of bank balances	25,276	-
Increase in accounts payable	266,066	64,293
Increase in accrued expenses	31,842	13,638
Increase in other current payables	74,180	21,689
Increase in deferred lease obligations	54,972	14,595
NET CASH (USED) BY OPERATING ACTIVITIES	(1,621,133)	(352,513)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(213,205)	(83,387)
Loans to stockholder	(6,485)	(27,366)
NET CASH (USED) BY INVESTING ACTIVITIES	(219,690)	(110,753)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances from related parties	1,851	8,121
Collection of subscription receivable	-	100,000
Proceeds from sale of common stock	658,475	25,000
Proceeds from notes payable and debentures	1,644,413	392,775
Repayments from notes payable	(486,976)	-
Repayments of capital lease obligations	(20,410)	(14,661)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	1,797,353	511,235
EFFECT OF EXCHANGE RATES ON CASH	(738)	1,630
NET INCREASE (DECREASE) IN CASH	(44,208)	49,599
CASH, BEGINNING OF YEAR	44,208	(5,391)
CASH, END OF YEAR	$ -	$44,208

See accompanying notes to consolidated financial statements.

FOODVISION.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 1999 AND 1998

	Years Ended December 31,
	1999	1998

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$61,756	$14,084

Schedule of noncash investing and financing transactions:

Acquisition of equipment
Fair market value of equipment	$15,000	$12,500
Note on equipment	(14,000)	(12,500)
Cash down payment on equipment	$1,000	$ -

Acquisition of vehicle
Cost of vehicle		$29,388
Vehicle note payable		(21,388)
Cash down payment for vehicle		$8,000

Conversion of debentures to common stock	$1,075,000	$375,000

Common stock issued for services	137,264	25,000

Common stock issued for subscription agreement	311,400

Conversion of trade accounts payable to notes payable
Notes payable issued in exchange of trade accounts	51,772

Common stock issued in settlement of stockholder loan		81,051

Common stock issued to pay note in behalf of officer		15,200

Common stock issued for:
Compensation	60,000
Marketing	42,656
Debenture placements	30,010
Legal services	4,598	25,000

Acquisition of franchise agreements and other intangibles
and all the common stock of Grandma Lee's USANorthpoint, Inc.		434,800

Acquisition of all the common stock of 1067063 Ontario, Inc.
Fair value of assets acquired		31,146
Liabilities assumed		9,032
Promissory note issued		22,114

Reverse acquisition recorded at historical cost
Net book value of assets acquired		(81,051)

See accompanying notes to consolidated financial statements.

FOODVISION.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 1999 AND 1998

(1) Nature of business and organization

Foodvision.com, inc. (the "Company") (formerly known as Mark I Industries, Inc., Sunmark Industries I, Inc., Pacific Pharmaceuticals, Inc., Heavenly Slender Foods, Inc., and Heavenly Slender Sweets, Inc.) is a Delaware corporation whose operations consist of operating an internet food portal through its wholly owned subsidiary Foodvision, Inc. ("FV") and fast food and full service restaurants in the metropolitan Atlanta, Georgia, area through its wholly owned subsidiaries Investco Corporation ("IC") (formerly known as Anne Ryan, Inc.), Restaurant North Atlanta, Inc. ("RNA"), Sports Cantina One, Inc. ("SCO"), Dirty Bird Café, Inc. ("DBC") (formerly known as Sports Cantina Two, Inc.), and Grandma Lee's USA Northpoint, Inc. ("GLUN") and in Ontario, Canada, through its wholly-owned subsidiaries Investco International Management, Inc. ("IIM") (formerly known as 1230471 Ontario, Inc.) and 1067063 Ontario, Inc., d/b/a Hillbilly Shack ("HS").

On July 14, 1998, Mark I Industries, Inc. ("MII") (now known as Foodvision.com, inc.) entered into an Agreement and Plan of Share Exchange (the "Agreement") with IC. Pursuant to terms of the Agreement, MII effected a reverse acquisition by acquiring all of the issued and outstanding stock of IC which became a wholly owned subsidiary of MII. For accounting purposes, IC is deemed to be the acquiring corporation and, therefore, the transaction is being accounted for as a reverse acquisition of the Company by IC at historical cost. IC was incorporated on May 9, 1996, but had no significant operations until December 7, 1997, when it acquired four restaurants. The accompanying financial statements reflect the financial position and results of operations of IC.

(2) Summary of significant accounting policies

The following is a summary of significant accounting policies followed by the Company.

Cash and cash equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of consolidation - The consolidated financial statements include the accounts of the Company and eight wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Inventories - Inventories consist of liquor, wine, beer, and food items. Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method.

Depreciation and amortization - Property and equipment are stated at cost. Depreciation is provided using an accelerated method for equipment, furniture and fixtures, and vehicles over the assets' estimated useful lives as follows: equipment, furniture and fixtures, seven years; vehicles, five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the improvements. Equipment under capital lease obligations is being depreciated over the seven-year lease terms.

Intangibles - Franchise agreements and the ATandT service agreement are amortized over the terms of the agreements from 65 months to 120 months. Purchase goodwill is amortized over 65 months. Costs related to the issuance of subordinated debentures are amortized over the one-year life of the debentures.

Measurement of impairment - At each balance sheet date, the Company reviews the amount of recorded goodwill and franchise agreements (separately by location) for impairment. Whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable out of undiscounted future operating cash flows and the sum of the expected cash flows from these assets is less than the carrying amount of these assets, the Company will recognize an impairment loss in such period in the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Repairs and maintenance - Normal costs incurred to repair and maintain fixed assets are charged to operations as incurred. Repairs and betterments which extend the life of an asset are capitalized and subsequently depreciated on a straight-line basis over the remaining useful life of the asset. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations.

Income taxes - Income taxes are provided based on earnings reported in the financial statements. The Company follows Statement of Financial Accounting Standards No. 109 whereby deferred income taxes are provided on temporary differences between reported earnings and taxable income. Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

Basic and diluted net income (loss) per share - Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and, if dilutive, common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon conversion of convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). During the years ended December 31, 1999 and 1998, convertible debentures, stock options, and stock warrants were outstanding but were not included in the computation because they were antidilutive. Accordingly, basic and diluted loss per share for all periods presented are equivalent.

Reverse stock split - On January 21, 1999, the Company effected a 1 for 50 reverse stock split, and on January 26, 1999, it effected a 1 for 2 reverse stock split. Stockholders' equity has been restated to give retroactive recognition to the reverse stock split for all periods presented by reclassifying from common stock to additional paid-in capital, the par value related to the reduction in shares outstanding issued as a result of the splits. In addition, all references to the number of shares, per share amounts, stock option data, and market prices in the financial statements and notes thereto for all periods presented have been restated to reflect the reverse stock split.

Web site development - Web site development costs consist primarily of payroll and related expenses incurred for enhancements to and maintenance of the Company's web site, classification and organization of listings within properties, research and development expenses, development costs, and other operating costs.

Stock-based compensation - The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123"). Under APB No. 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock.

Advertising costs - Advertising costs are expensed as incurred. Total advertising costs were $294,493 and $83,520 in 1999 and 1998, respectively.

Comprehensive income - Comprehensive income as defined includes all changes in equity (net assets) during a period from nonowner sources. Accumulated other comprehensive income, as presented on the accompanying consolidated balance sheet, consists of the cumulative translation adjustment.

Recent accounting pronouncements - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"). SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. The Company believes that adoption of this pronouncement will have no material impact on the Company's final position and results from operations. In December 1999, the SEC issued Staff Accounting Bulletin 101, "Revenue Recognition," ("SAB 101") which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The Company believes the adoption of SAB 101 will not have a material impact on the Company's financial position and results of operations.

Concentration of credit risk - Financial instruments which potentially subject the Company to concentrations of risk consist principally of temporary cash investments and accounts receivable. The Company invests its temporary cash balances in financial instruments of highly rated financial institutions with maturities of less than three months. The carrying values reflected in the balance sheet reasonably approximate the fair values for cash, accounts receivable, payables, accruals and debt.

(3) Business combinations, acquisitions, and dispositions

On July 14, 1998, the Company effected a reverse acquisition by acquiring all of the issued and outstanding stock of IC from the stockholders of IC in exchange for 182,100 restricted shares of its $0.001 par value common stock. As a result of the Agreement, IC became a wholly owned subsidiary of the Company. For accounting purposes, IC is deemed to be the acquiring corporation and, therefore, the transaction is being accounted for as a reverse acquisition of the Company by IC at historical cost. Prior to July 14, 1998, MII had insignificant operations in 1998.

On August 27, 1997, the stockholders of IC purchased 100% of the stock of Atlanta Roasters, Inc. ("AR"), which owned a 50.1% equity interest in Atlanta Foodquest, LLC ("AF"), the Operating Agreement between AR and Foodquest, Inc. appointing AR manager of AF, and a note in the original principal amount of $1,100,000 secured by the furniture, equipment, personal property, and inventory of two of the Kenny Rogers Roasters Restaurants owned by AF. On August 29, 1997, AR assigned the portions of the Operating Agreement appointing AR manager of AF to IC. On November 24, 1997, IC purchased a 49.9% equity interest in AF and a note in the original principal amount of $1,300,000 secured by the furniture, equipment, personal property, and inventory of two of the Kenny Rogers Roasters Restaurants owned by AF for $40,000. On December 5, 1997, IC purchased AR's security interest in the personal property of AF for $40,000. On December 7, 1997, IC enforced its secured claims and took possession of the assets of AF and transferred them to its wholly owned subsidiaries, Restaurant North Atlanta, Inc. and Restaurant Stockbridge, Inc. On December 7, 1997, IC sold its 49.9% equity interest in Atlanta Foodquest, LLC to 1278129 Ontario, Inc., a Canadian corporation, for $10 and other good and valuable consideration. On December 31, 1997, IC sold its 100% equity interest in Restaurant Stockbridge, Inc. to the same Canadian corporation for $10 and other good and valuable consideration. IC continued to operate Restaurant Stockbridge, Inc. during the first quarter of 1998 until it could be closed.

On April 16, 1998, IIM purchased from an officer and major stockholder of the Company the area franchise rights for Grandma Lee's for the Quebec and Ottawa areas by assuming notes of $34,100 and $22,700, respectively. On July 15, 1998, the Company purchased the Grandma Lee's metropolitan Atlanta franchise rights, Midtown Atlanta franchise agreement, ATandT service agreement, and all the outstanding stock of GLUN for 7,560 shares of the Company's common stock valued at $50 per share. GLUN operates a cafeteria at the ATandT office center in Alpharetta, Georgia.

On June 1, 1998, IIM purchased from an officer and major stockholder of the Company all the outstanding stock of HS by issuing a note of $22,114 and by assuming $9,032 in liabilities. HS operates a restaurant in Renfrew, Ontario.

On April 7, 1999, the Company purchased certain assets of a restaurant known as Broadway Steaks and Fries in Union City, Georgia, for a purchase price of $15,000. Subsequently, the Company closed the restaurant.

On April 9, 1999, the Company sold the common stock of SCO. However, the purchaser failed to make timely payments on the purchase note and the Company took repossession of the restaurant operated by SCO on July 30, 1999. Subsequently, the restaurant was closed.

In July, 1999, the Company opened a new restaurant, Dirty Bird Café, in Marietta, Georgia.

On June 21, 1999, the Company entered into a lease agreement for a second Dirty Bird Café location in Marietta, Georgia. The lease agreement provides for monthly base rent payments which escalate over the 62-month term of the lease and percentage rent of 5% of gross receipts. On August 5, 1999, the Company purchased equipment with a purchase price of $42,000 for this restaurant. The restaurant was opened during October 1999.

Financial statements for the businesses acquired are not available for periods prior to acquisition and, therefore, pro forma financial information is not presented.

(4) Operating losses

The Company has suffered recurring losses since its inception due to the poor pre-acquisition financial condition of the restaurants operated by RNA, the initial opening costs for the DBC restaurants, and the start-up nature of its internet division.

Negative factors for the Company in addition to recurring operating losses include working capital deficiencies, negative net worth, negative cash flows from operations, loan and lease defaults. Positive factors for the Company include additional capital infusions and conversions of debt to equity in 1999 and 2000 (Notes 8 and 14) and the development of new Internet products and markets.

Management has provided us with its plans and documents supporting these positive trends including additional restricted common stock issued for cash proceeds of $1,274,226 from January 1, 2000 through April 3, 2000, a subscription agreement for restricted common stock secured by an irrevocable letter of credit for $900,000, an additional subscription agreement for restricted common stock for $400,000, and a convertible preferred stock agreement for $7,500,000 (Note 14). In addition, the Company has entered into a licensed e-agency agreement with ASAPconnect.com to promote and sell the Company's internet products.

Management has developed an operating plan including operating budgets to facilitate monthly analysis of operations. Efforts are underway to increase internet product awareness and broaden internet product offerings. In addition, the Company is in the process of selling its restaurant operations. Management believes these steps will enhance the Company's ability to achieve favorable operating results.

(5) Franchise agreements and other intangibles

Franchise agreements and other intangibles consist of the following:

	Amortizable
	Life

Grandma Lee's Quebec Area Franchise Agreement	111 months	$34,100
Grandma Lee's Ottawa Area Franchise Agreement	111 months	22,700
Grandma Lee's Metropolitan Atlanta Area Franchise Agreement	120 months	278,000
Grandma Lee's Midtown Atlanta Franchise Agreement	92 months	75,000
Grandma Lee's ATandT service Agreement	65 months	25,000
Goodwill - Grandma Lee's USA Northpoint, Inc. Agreement	65 months	5,616
Total		440,416
Accumulated amortization		(73,541)
Net intangibles		$366,875

The Company measures the potential impairment of recorded goodwill and franchise agreements by the undiscounted value of expected future operating cash flows in relation to its net capital investment.

The aggregate amortization of goodwill and franchise agreements charged to operations was $49,375 the year ended December 31, 1999.

(6) Notes payable

Short-term notes payable consist of the following at December 31, 1999:

1999
Noninterest-bearing six-month trade notes with monthly installments ranging from $36,167 to $2,586 with maturity dates ranging from January 11, 2000 to June 19, 2000	$286,899

Unsecured noninterest-bearing ten-month note with monthly payments ranging from $1,000 to $539 through June 19, 2000	4,539

Note due in monthly installments of $673 ($1,000 CA) including interest at 9.5% per annum through December 31, 2000. The note is guaranteed by an officer of the Company.	4,572

Total short-term notes	$296,010

Costs related to the placement of subordinated debentures totaling $144,085 and $48,650 were charged to amortization expense in 1999 and 1998, respectively.

Notes payable, long-term consist of the following at December 31, 1999:

1999

Note due in monthly installments of $547, including interest at 18% per annum through November 15, 2003. Secured by automobile.	$18,423

Note due in monthly installments of $711, including interest at 12% per annum through June 20, 2001. Secured by 23,000 shares of common stock.	12,241

Note due in monthly installments of $1,252, including interest at 10% per annum through March 24, 2002. Secured by 30,000 shares of common stock. The note is in default at December 31, 1999.	21,921
Total notes payable	52,585
Less current maturities	(26,818)
Noncurrent portion	$25,767

Maturities of the long-term notes payable are as follows:

Years Ending December 31,	Amount

2000	$26,818
2001	15,127
2002	5,068
2003	5,572
Total	$52,585

Notes payable, related parties consist of the following at December 31, 1999:

1999
Promissory note due to Atlanta Roasters, Inc., a company owned by two officers, bearing interest at 8% per annum, with all principal and interest payable on December 5, 1999. Note is in default at December 31, 1999	$40,000

Promissory note due in monthly principal installments of $1,377 ($2,000 CA), beginning November 15, 1999 through November 15, 2003, bearing interest at 8%.	23,339
Total notes payable, related parties	63,339
Less current portion	(59,220)
Noncurrent portion	$4,119

Maturities of notes payable, related parties are as follows:

Years ending December 31,	Amount

2000	$59,220
2001	4,119
Total	$63,339

(7) Capital lease obligations

Capital lease obligations consist of the following at December 31, 1999:

1999
Captec Financial Group, Inc. - due in monthly installments of $1,160 including interest at 8.729% per annum through October 31, 2004. Secured by equipment.	$74,157

Captec Financial Group, Inc. - due in monthly installments of $1,837 including interest at 8.729% per annum through October 31, 2004. Secured by equipment.	99,763

Total capital lease obligations	173,920
Less current portion	(25,442)
Noncurrent portion	$148,478

The minimum annual commitments under the leases are as follows:

Years ending December 31,	Amount

2000	$35,972
2001	35,972
2002	35,972
2003	35,972
2004	74,077
Total minimum lease payments	217,965
Less amount representing interest	(44,045)
Present value of net minimum lease payments	$173,920

(8) Stockholders' equity

Potential issuance of additional preferred stock - The Company is authorized to issue up to 1,000,000 shares of preferred stock, the rights and preferences of which may be designated in series by the Board of Directors. To the extent of such authorization, such designations may be made without stockholder approval.

The Company entered into a subscription agreement on November 8, 1999, with Complete Development International, Inc. for the private placement of 750,000 shares of Series A Preferred Stock. This agreement was restated on February 29, 2000 (Note 14).

On July 14, 1998, the Company effected a reverse acquisition by acquiring all of the issued and outstanding stock of IC in exchange for 182,100 restricted shares of the Company's common stock.

In July, 1998, the Board of Directors approved the issuance of shares of common stock as follows: 1,000 shares in settlement of a pre-reverse acquisition shareholder loan of $81,051; 500 shares as payment for legal services valued at $25,000; 304 shares to pay a note on behalf of an officer; 1,136 shares in payment of debt assumed to acquire franchise agreements; and 7,560 shares to purchase franchise agreements valued at $378,000.

During 1999, the Company issued 45,500 shares of restricted common stock for legal services valued at $4,598 and 436,000 shares of restricted common stock in conjunction with marketing agreements valued at $42,656. The Company also issued 6,000,000 shares of restricted common stock pursuant to a stock compensation plan (Note 9).

On November 3, 1999, the Company issued 100,000 restricted shares of its common stock each to Commonwealth Partners, L.P. and Portfolio Investment Strategies Corp. as payment for consulting services and 65,000 free-trading shares of its common stock each to Commonwealth Partners, L.P. and Portfolio Investment Strategies Corp. as payment of commissions related to placement of debentures.

In October and November 1998, the Company issued convertible debentures totaling $450,000 of which $375,000 was converted to 44,630 shares of common stock as of December 31, 1998. From January 4, 1999 through May 17, 1999, the remaining $75,000 was fully converted into 111,283 shares of the Company's common stock. From June 1999 through October 1999, the Company issued convertible debentures totaling $1,000,000 which were fully converted during 1999 into 3,432,349 shares of common stock. Debenture costs of $144,085 and $43,272 were charged to expense in 1999 and 1998, respectively.

During 1998, the Company issued 2,500 shares of unrestricted common stock for cash proceeds of $25,000. During 1999, the Company issued 189,500 shares of restricted common stock and 2,269,500 shares of unrestricted common stock for cash proceeds of $658,475 and a subscription receivable of $345,000 with placement commission due of $33,600 as of December 31, 1999.

On April 15, 1999, the Company granted stock warrants for the purchase of 10,000 shares of the Company's common stock at an exercise price of $0.80 per share. The warrants are exercisable until October 15, 2000. On August 16, 1999, the Company granted stock warrants for the purchase of 50,000 shares of the Company's common stock at an exercise price of $0.41 per share. The warrants are exercisable until August 16, 2000. The warrants were issued for assistance with obtaining financing.

As part of an arrangement to obtain financing, the Company pledged 200,000 shares of common stock on December 23, 1999, to secure a loan of Cardinal Enterprises, LLC, a company owned by a director of the Company.

(9) Stock based compensation plans

The Company granted warrants to purchase 937,500 shares of restricted common stock on January 22, 1999, to two officers, legal counsel, and a director with an exercise price of $0.75 per share based on the closing bid for the Company's common stock on that date. The warrants shall be exercisable until five years from the date of issuance.

The Company entered into subscription agreements on January 29, 1999, with two officers of the Company for the issuance of 3,000,000 shares of restricted common stock to each as an employment incentive. The shares fully vest in two years from the date of the agreement. The transaction was recorded by charging $27,500 of compensation expense to operations in 1999 and by including $32,500 of deferred compensation expense in stockholders' equity.

The Company granted warrants to purchase 2,000,000 shares of restricted common stock on July 8, 1999, to two directors with an exercise price of $0.4375 per share based on the closing bid for the Company's common stock on that date. The warrants shall be exercisable until five years from the date of issuance.

The Company granted warrants to purchase 10,000,000 shares of restricted common stock on August 4, 1999, to two officers with an exercise price of $0.4375 per share based on the closing bid for the Company's common stock on that date. The warrants shall be exercisable until five years from the date of issuance.

The Company granted warrants to purchase 200,000 shares of restricted common stock to an officer and 250,000 shares of common stock to an employee on August 31, 1999, with an exercise price of $0.375 per share based on the closing bid for the Company's common stock on that date. Both individuals are related to the Company's president. The warrants shall be exercisable until five years from the date of issuance.

On January 22, 1999, the Company's Board of Directors approved the adoption of an Employee Stock Option Plan (the "Plan"). The total number of shares of the Company's common stock subject to the Plan shall not exceed 500,000 shares. Options may be granted pursuant to the Plan to directors, corporate officers, employees, and managers of the principal sales, administrative, legal, and staff departments of the Company and its subsidiaries. No option may be granted under the Plan after January 15, 2009, and no option may be granted under the Plan to an employee who immediately after such option is granted owns stock possessing more than 5% of the total combined voting power or value of all classes of stock of the Company. The purchase price per share of common stock purchasable under options granted pursuant to the Plan shall not be less than 100% of fair market value of the common stock at the time the stock is granted. No option granted pursuant to the Plan shall be exercisable after the expiration of ten years from the date the option is first granted.

Stock options were granted under the Plan to an employee on January 22, 1999, to purchase 25,000 shares of restricted common stock at $0.75 per share, and 25,000 options per year for the next three years, each with an exercise price of $0.75 per share. On August 20, 1999, stock options were granted under the Plan to an employee to purchase 15,000 shares of restricted common stock at $0.4375 per share, and 15,000 options per year for the next four years, each with an exercise price of $0.4375 per share.

The Company accounts for incentive stock options and incentive stock warrants under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost been determined consistent with FASB Statement No. 123, the Company's net loss and loss per share would have been increased to the following pro forma amounts:

		1999

Net Loss	As Reported	$(2,371,264)
	Pro Forma	$(2,655,524)

Loss Per Share	As Reported	$(0.27)
Share	Pro Forma	$(0.30)

A summary of the status of the Company's stock option and warrant plans at December 31, 1999 and changes during the year then ended is presented below:

			Weighted Average
	Shares	Exercise Price	Price per Share	Remaining Life - Years
Outstanding, December 31, 1998
Granted	13,177,500	$ 0.38-$0.75	$0.46	5
Forfeited	-
Exercised	-
Outstanding, December 31, 1999	13,177,500

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 5.7%; expected dividend yields of 0.00%; expected volatility of 268%; and expected option life of five years. The fair value of the options was reduced by an additional 40% due to restrictions on transferability of the shares that will be issued upon exercise of the options and warrants. At December 31, 1999, all the outstanding options and warrants were exercisable.

(10) Income taxes

The accompanying consolidated financial statements contain no provision for income taxes due to net operating losses. The effective tax rate differs from the U.S. statutory federal income tax rate of 34% since tax benefits have been offset by the valuation allowance described below because of the uncertainty of the Company's ability to utilize them in future periods.

The tax effects of temporary differences related to deferred taxes were:

1999
Deferred tax assets
Net operating loss carry forwards	$994,082
Tax over book basis of fixed assets	1,687
Leases with scheduled rent increases	21,834
Total	1,017,603
Valuation allowance	(1,017,603)

Net deferred tax assets	$ -

As of December 31, 1999, the Company had approximately $2,923,772 of unused operating loss carryforwards which expire by December 31, 2019.

(11) Commitments and contingencies

Lease commitments

The Company leases office space, restaurant locations, and various equipment under operating leases.

The minimum annual commitments under the leases with remaining lease terms of one year or more are as follows:

Years ending December 31,	Amount

2000	$276,850
2001	282,186
2002	266,163
2003	238,314
2004	130,604
Thereafter	620,994
Total	$1,815,111

As of December 31, 1999, the Company is in violation of one of the lease agreements presented above as well as two leases not included above for two locations closed in 1999. The Company may be liable for the lease payments due as well as interest and attorney's fees.

The Company is contingently liable on a lease agreement for its Midtown Atlanta franchisee which expires December 31, 2005.

Rent expense of $355,522 and $180,268 was charged to operations in 1999 and 1998, respectively.

Internet agreements

On June 21, 1999, the Company contracted with Arthouse, Inc. to design and construct a food portal web site for a cost of $125,000, payable in four monthly cash payments totaling $102,400 with a final payment of $22,600 in the Company's common stock.

On August 18, 1999, the Company entered into a license agreement with BigCharts, Inc. ("BCI") whereby the Company could display and use BCI's proprietary database of financial and textual information pertinent to public companies. The Company will pay BCI a monthly fee of $1,000 during the agreement's 12-month term. The Company and BCI will split net advertizing revenue generated by the guide equally.

On August 23, 1999, the Company entered into a license agreement with Culinary Café ("CC") whereby the Company could display and use CC's proprietary database of financial, pictorial, and textual information pertinent to the food business. The Company will pay CC a monthly fee of $2,000 during the agreement's 36-month term. The Company and CC will split net advertising revenue generated by the guide equally, when certain conditions are met.

On September 1, 1999, the Company entered into a license and co-branding agreement with CNN Interactive ("CNN") whereby the parties will establish a co-branded web site accessible via hyperlinks from CNN Food Central. In consideration of the distribution and promotion provided by CNN, the Company will pay the following annual amounts in quarterly payments over the three-year term of the agreement, commencing on November 1, 1999:

Year 1	$900,000
Year 2	$1,200,000
Year 3	$1,500,000

Effective October 6, 1999, the Company entered into a license and co-branding agreement with e.Harvest.com, Inc. ("EH") whereby the parties will establish a co-branded web site accessible via hyperlinks from the Foodvision portal. The Company will provide EH with 30,000 shares of 144 stock in annual installments over the three-year term of the agreement as follows: 10,000 shares upon signing, 10,000 shares in year two on the anniversary date, and 10,000 shares in year three on the anniversary date. The Company will retain 100% of the advertising revenue generated by the co-branded site.

Litigation

A vendor threatened the Company with legal action to recover $27,183 for food delivered to certain of its subsidiaries. A settlement was negotiated under which the Company agreed to repay the amount claimed pursuant to a promissory note dated May 28, 1999, which bears interest at 10% per annum and provides for equal monthly payments of principal and interest sufficient to repay the full amount in 24 months. The note is collateralized by 30,000 shares of common stock of the Company. The note is in default and the payee has threatened legal action to collect the note.

RNA was named as a defendant in a lawsuit filed by a vendor that contended it was owed approximately $15,000. The lawsuit was settled by a Mutual Settlement Agreement dated July 14, 1999, whereby RNA agreed to pay $15,095 over a two-year period with such debt secured by 23,000 shares of the common stock of the Company.

SCO and IC were defendants in an action brought by a landlord seeking to recover $43,461 for rent due under a lease agreement. The lawsuit was settled by an agreement to pay the delinquent amount in installments. Subsequently, SCO was named a defendant in a second action brought by the same landlord seeking payment of $15,887 for additional rent due. The plaintiff obtained a judgment for the $15,887 and a Writ of Possession. Although only SCO was named in the action, IC was the original tenant under the lease and is still contingently liable for amounts due thereunder. In addition to the amount of the judgment, both subsidiaries may be liable for additional amounts accruing under the lease. It is not possible at this time to estimate the amount for which the subsidiaries may be liable.

GLUN settled a vendor's threatened legal action to recover $9,539 by agreeing to make nine monthly payments of $1,000 and one final payment of $539. Payments began on August 19, 1999. The note is in default and the payee has threatened legal action to collect the note.

The Company has operated certain restaurants using the "Kenny Rogers Roasters" name and related trade dress. The Company did not have an agreement to use the mark and did not pay royalties for its use. The Company may be liable for using the mark. It is not possible to quantify the amount for which the Company may be liable. The Company received a final demand letter dated October 14, 1999, threatening legal action if the Company did not immediately de-identify its restaurants and discontinue use of any marks, system or trade dress belonging to NF Roasters Corporation (Note 14).

The Company has received demand letters from an attorney representing a stockholder relating to the failure of the Company to deliver to the stockholder 1,000 shares of its common stock pursuant to a settlement reached in July 1998 of an account payable to the stockholder of $81,051. The Company refused to deliver shares since the Company believes that the stockholder, or associates thereof, have possession of corporate records and documents which constitute property of the Company.

Employment Agreements

On July 15, 1998, the Company entered into employment agreements with its president and chief executive officer and its vice president and chief operating officer. These employment agreements provide that if the Company terminates the officers without cause the Company must pay the equivalent of five years' management fees and management fees/salaries based on the previous 13 months' management fees/salaries. The agreements also provide that if either of the parties to the agreement decide to terminate the agreement, the officers have the right to cause the Company to purchase all of their stock ownership in the Company at the average closing price of the previous five days from the date of termination.

(12) Related party transactions

On April 16, 1998, IIM purchased from an officer and major stockholder of the Company the area franchise rights for Grandma Lee's for the Quebec and Ottawa areas by assuming notes of $34,100 and $22,700, respectively. On June 1, 1998, IIM purchased from the same officer and major stockholder all the outstanding stock of HS by issuing a note of $22,114 and by assuming $9,032 in liabilities.

On April 24, 1998, two officers of the Company personally guaranteed a real estate lease for a restaurant location in Marietta Georgia.

On July 15, 1998, the Company agreed to pay a note owed by an officer and major shareholder of the Company by issuance of 304 shares of common stock valued at $15,200. This amount is reflected on the balance sheet at December 31, 1999 and 1998, as a receivable due from officer.

On January 20, 1999, an officer of the Company personally guaranteed a term loan of $6,531 ($10,000 CA).

During 1999, the Company adopted various stock based compensation plans through which it granted equity securities to officers and employees (Note 9).

On December 23, 1999, the Company pledged 200,000 shares of common stock to secure a loan of Cardinal Enterprises, LLC, a company owned by a director of the Company, as part of an arrangement to obtain financing

(13) Business segments

The Company has two reportable segments: restaurant and internet. The restaurant segment operates fast food and full service restaurants. The internet segment is developing an internet food portal web site. The internet segment began activities in 1999.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market rates. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different management and marketing strategies.

Reportable segment profit or loss and segment assets and liabilities for the year ended December 31, 1999, were as follows:

	Restaurant	Internet	All Others	Totals

Revenues from external customers	$1,813,274	$ -	$ -	$1,813,274
Interest expense	71,383	-	2,783	74,166
Depreciation and amortization	154,898	-	144,085	298,983
Segment loss	(1,524,858)	(607,913)	(238,493)	(2,371,264)
Other significant noncash items
Debentures converted to common stock	-	-	1,075,000	1,075,000
Common stock issued for subscription agreement	-	-	311,400	311,400
Fees paid with common stock	-	42,656	62,108	104,764
Trade accounts payable converted to notes	51,722	-	-	51,722
Assets acquired with notes payable	14,000	-	-	14,000
Segment assets	782,941	75,000	417,029	1,274,970
Expenditures for assets	213,205	-	-	213,205

There are no items required to reconcile the Company's totals to segment revenues, profit or loss, or assets for the year ended December 31, 1999.

Geographic information is as follows:

	Revenues		Long-Lived Assets
	For the years ended December 31,		As of December 31,
	1999	1998	1999

United States	$1,687,247	$1,931,288	$677,770
Canada	126,027	81,656	61,222

Total	$1,813,274	$2,012,944	$738,992

(14) Subsequent Events

From January 1, 2000 through April 3, 2000, the Company has issued 7,099,290 shares of restricted stock for cash proceeds of $1,274,226 and an irrevocable letter of credit for $900,000. The Company has a subscription agreement for an additional 1,230,769 shares of restricted common stock for $400,000.

During January and February 2000, the Company closed its two remaining Roasters restaurants. On February 21, 2000, the Company signed agreements with a broker to find a purchaser for the Company's restaurant operations. The Company is in violation of the lease agreements for one of these restaurants. The Company may be liable for the lease payments due as well as interest and attorneys' fees.

On February 2, the Company collected the subscription receivable that was outstanding at December 31,1999.

On February 4, 2000, the Company entered into an Agreement and Plan of Reorganization (the "Acquisition") with Echelon Acquisition Corporation ("Echelon"). Pursuant to terms of the Acquisition, The Company effected an acquisition by acquiring all of the issued and outstanding stock of Echelon from the stockholders of Echelon in exchange for 1,000,000 restricted shares of the $0.001 par value common stock. As a result of the Acquisition, Echelon became a wholly owned subsidiary of the Company. Prior to February 4, 2000, Echelon had insignificant operations.

On February 25, 2000, NF Roasters Corp. filed an Adversary Proceeding in U.S. Bankruptcy Court against Atlanta Foodquest, LLC and Mr. Paul R. Smith for enforcement of a bankruptcy confirmation order and ancillary relief arising from the operation of the Company's Roaster's Restaurants without a franchise agreement. The Company's Bylaws require it to indemnify Mr. Smith in this proceeding. In addition, the plaintiff may file an amended complaint to include the Company's subsidiary that actually operated the Roasters restaurants. The stores in question are no longer in operation. It is not possible to estimate the amount of the Company's liability in this action.

On February 28, 2000, the Company entered into a settlement agreement with Actrade Capital, Inc. whereby all amounts owed to Actrade Capital, Inc. by the Company totaling $263,029 on that date will be paid commencing March 15, 2000, in installments consisting of an initial payment of $10,000 and then nine monthly payments of $28,114 each.

On February 29, 2000, the Company restated the subscription agreement with Complete Development International, Inc. dated November 8, 1999, for the private placement of 750,000 shares of Series A preferred stock at $10.00 per share. Each share shall be convertible into ten shares of common stock. If the price of the common shares of the Company is below $1.00 per share at the conversion date, then the conversion price will equal the previous day's closing price less 20% subject to a minimum conversion price of $0.50 per share. The preferred stock will yield an annual dividend rate of 8% cumulative, payable quarterly

Effective March 3, 2000, the Company entered into a one-year advertising agreement with Yahoo!, Inc. The terms of the agreement required the Company to pay a slotting fee totaling $1,850,000 in four installments with the final payment due December 1, 2000.