Form 10QSB
period 2000-03-31
FOODVISION COM INC
filed 2000-05-18
CIK 1098995

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000

Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission File Number 0-28561

FOODVISION.COM, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	58-246-6626
(State of incorporation)	(IRS Employer Identification No.)

2275 Northwest Parkway, Suite 150-A, Marietta, Georgia, 30067

(Address of Principal Executive Offices)

Registrant's telephone number, including area code: (770) 690-8385

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 15, 2000, the registrant had outstanding 17,911,149 shares of its Common Stock, $.01 par value.

Foodvision.com, Inc. and Subsidiaries

FORM 10-QSB REPORT INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FOODVISION.COM, INC.

CONSOLIDATED CONDENSED BALANCE SHEET

March 31, 2000 (Unaudited)

ASSETS

CURRENT ASSETS
Inventories	$ 38,463
Prepaid expenses and other current assets	367,100
TOTAL CURRENT ASSETS	405,563

PROPERTY AND EQUIPMENT, at cost
Equipment under capital leases	251,731
Furniture, fixtures, and equipment	273,172
Vehicle	29,388
Leasehold improvements	54,027
Software	18,930
627,248
Less accumulated depreciation	(217,724)
PROPERTY AND EQUIPMENT, net	409,524

OTHER ASSETS
Loan receivable, officer	76,525
Franchise agreement and other intangibles, net of accumulated depreciation of $85,885	354,531
Deposits	21,820
TOTAL OTHER ASSETS	452,876

TOTAL ASSETS	$1,267,963

The accompanying notes are an integral part of these financial statements.

FOODVISION.COM, INC.

CONSOLIDATED CONDENSED BALANCE SHEET

March 31, 2000 (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Checks in excess of cash balances	$ 138,158
Accounts payable	343,045
Accrued expenses	41,011
Other current liabilities	115,089
Notes payable, short-term	311,813
Current portion of notes payable	33,594
Current portion of capital lease obligations	184,891
Account payable, related parties	12,071
Current portion of notes payable, related parties	63,971
TOTAL CURRENT LIABILITIES	1,243,643

LONG-TERM DEBT
Notes payable, less current portion	16,324
Capital lease obligations, less current portion	25,024
Deferred lease obligations	71,941
TOTAL LONG-TERM DEBT	113,289

TOTAL LIABILITIES	1,356,932

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 50,000,000 shares authorized, 17,911,149 shares issued and outstanding	17,911
Additional paid-in capital	4,240,724
Accumulated deficit	(4,316,906)
Deferred compensation expense	(25,000)
Accumulated other comprehensive income	(5,698)
TOTAL STOCKHOLDERS' EQUITY	(88,969)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,267,963

The accompanying notes are an integral part of these financial statements.

FOODVISION.COM, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2000 and 1999 (Unaudited)

	2000	1999
REVENUES
Beverage and food sales	$ 398,124	$ 441,913
Other revenues	2,474	6,037
TOTAL REVENUES	400,598	447,950

COSTS AND EXPENSES
Cost of goods sold	167,627	198,838
General and administrative expenses	411,480	455,133
Depreciation	30,330	21,996
Amortization	12,344	20,918
Interest	5,982	4,937
Web site development and marketing costs	958,527	-
TOTAL COSTS AND EXPENSES	1,586,290	701,822

NET LOSS	$(1,185,692)	$(253,872)

NET LOSS PER COMMON SHARE	$ (0.08)	$ (0.05)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	14,863,482	5,446,876

The accompanying notes are an integral part of these financial statements.

FOODVISION.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2000 and 1999 (Unaudited)

	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,185,692)	$(253,872)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	30,330	21,996
Amortization of intangibles	12,344	12,344
Amortization of debenture costs	--	8,575
Deferred compensation expense	7,500	5,000
Changes in assets
Decrease (increase) in accounts receivable	554	337
(Increase) decrease in inventories	9,828	(4,055)
(Increase) decrease in prepaid expenses	(292,100)	9,825
(Increase) in deposits and other assets	(3,750)	(417)
Changes in liabilities
Increase in checks in excess of bank balances	112,881	18,730
Increase in accounts payable	(40,281)	88,557
Increase in accrued expenses	(22,820)	(10,848)
Increase in other current payables	(28,118)	3,089
Increase in deferred lease obligations	2,377	3,495
NET CASH (USED) BY OPERATING ACTIVITIES	(1,396,947)	(97,244)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(31,743)	(44,779)
Loans to stockholder	(27,462)	(1,193)
NET CASH (USED) BY INVESTING ACTIVITIES	(59,205)	(45,972)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances from related parties	633	3,508
Collection of subscription receivable	345,000	--
Issuance of common stock	1,101,475	100,000
Proceeds from notes payable	13,136	4,525
Repayments of capital lease obligations	--	(5,526)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	1,460,243	102,507

EFFECT OF EXCHANGE RATES ON CASH	(4,091)	(3,499)

NET INCREASE (DECREASE) IN CASH	--	(44,208)

CASH, BEGINNING OF QUARTER	--	44,208

CASH, END OF QUARTER	$ 0	$ 0

The accompanying notes are an integral part of these financial statements.

FOODVISION.COM, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2000 and 1999 (Unaudited)

	2000	1999

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$ 5,982	$ 5,207

Schedule of noncash investing and financing transactions:

Exchange of shares to acquire subsidiary	$ 500

Equipment acquired under capital lease obligation	$ 38,275

Conversion of debentures to common stock		$ 65,000

Common stock issued for compensation		$ 60,000

The accompanying notes are an integral part of these financial statements.

FOODVISION.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2000 (Unaudited)

Note 1

In the opinion of Foodvision.com, inc. (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000 and the results of operations and cash flows for the three months ended March 31, 2000 and March 31, 1999. These statements are condensed and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. The results of operations for the three months ended March 31, 2000 and March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

Note 2

On February 4, 2000, the Company entered into an Agreement and Plan of Reorganization (the "Acquisition") with Echelon Acquisition Corporation ("Echelon"). Pursuant to terms of the Acquisition, The Company effected an acquisition by acquiring all of the issued and outstanding stock of Echelon from the stockholders of Echelon in exchange for 1,000,000 restricted shares of the $0.001 par value common stock. As a result of the Acquisition, Echelon became a wholly owned subsidiary of the Company. Prior to February 4, 2000, Echelon had insignificant operations. The acquisition was accounted for as a pooling of interests.

Note 3

On February 28, 2000, the Company entered into a settlement agreement with Actrade Capital, Inc. whereby all amounts owed to Actrade Capital, Inc. by the Company totaling $263,029 on that date will be paid commencing March 15, 2000, in installments consisting of an initial payment of $10,000 and then nine monthly payments of $28,114 each.

Note 4

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

Note 5

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

Note 6

During January and February 2000, the Company closed its two remaining Roasters restaurants. On February 21, 2000, the Company signed agreements with a broker to find a purchaser for the Company's restaurant operations. The Company is in violation of the lease agreements for one of these restaurants. In addition, the Company is in violation of the equipment lease agreements for two of the Roasters restaurants. The Company may be liable for the lease payments due as well as interest and attorneys' fees.

Note 7

Effective March 3, 2000, the Company entered into a one-year advertising agreement with Yahoo!, Inc. The terms of the agreement require the Company to pay a slotting fee totaling $1,850,000 in four installments with the final payment due December 1, 2000 .

Note 8

On March 3, 2000, the Company entered into an amended lease agreement to increase its corporate office space. The amended agreement provides for lease payments for years ending March 31 as follows:

2001	$ 37,910
2002	39,025
2003	40,229

Note 9

Reportable segment profit or loss and segment assets and liabilities for the three months ended March 31, 2000, were as follows:

	Restaurant	Internet	All Others	Totals

Revenues from external customers	$ 400,598	$ -	$ -	$ 400,598
Segment loss	136,630	958,527	90,535	1,185,692
Segment assets	521,589	698,389	47,985	1,267,963

There are no significant items required to reconcile the Company's totals to segment revenues, profit or loss, or assets for the three months ended March 31, 2000.

Geographic information is as follows:

	Revenues		Long-Lived Assets As of March 31, 2000
	For the three months ended March 31,
	2000	1999

United States	$ 367,269	$ 422,438	$ 705,859
Canada	33,329	25,512	58,196

Total	$ 400,598	$ 447,950	$ 764,055

NOTE B - BUSINESS

1. The Company

Foodvision.com, Inc. has an Internet division that operates its dedicated vertical food portal devoted to the food and beverage industry and a restaurant division with three restaurants in the Atlanta metropolitan area and one restaurant in Ottawa, Canada. The Company was incorporated on April 4, 1989 in the State of Delaware.

2. Industry Overview

The Company believes the Internet is transforming the way that the world communicates, researches, organizes business operations, plans personal activities, transacts business, receives medical care, shops, and purchases goods and services. The Internet represents a fundamental change to established communication, distribution and management systems that have broad implications for individuals and businesses.

The Company believes sales by businesses to consumers over the Internet will increase from over $50 billion worldwide at the end of 1998 to approximately $1.3 trillion worldwide by the end of 2003. It is estimated that 70% of adult Internet users will make purchases online by the year 2002, as compared to an estimated 22% that did so in 1997. Factors driving growth in sales to both consumers and businesses over the Internet are (i) increasing familiarity with the Internet, (ii) broadening consumer acceptance of on-line shopping, (iii) increasing on-line distribution relationships by business, (iv) improving on-line network security, (v) improving hardware, software, and services accessible on-line, and (vi) expanding ability of computer processing speeds.

3. Strategy

The Company objective is to be the leading online destination for food and food-related commerce, content and community. The Company seeks to build customer trust and loyalty by maintaining its focus as a valuable food destination and by meeting and exceeding customer demands in all interactions. The Company believes that by empowering consumers and professionals to make informed decisions that yield results, the Company creates a sense of connection to its Internet site. The Company plans to continue to employ a virtual warehouse model based on strategic relationships with high quality product suppliers. Through these relationships, the Company obtains exclusive online access to high quality products. In return, the Company provides its suppliers with a branding opportunity and increased sales through an expanded customer base. The Company believes that these relationships will help the Company ensure product supply, minimize out of stock issues, and reduce the likelihood that its suppliers will switch to other online providers.

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

NOTE C - DISCLOSURE REGARDING RISK FACTORS AND FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Forward Looking Statements"). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company's operations, may from time to time issue certain statements, either in writing or orally, that contain or may contain Forward Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable; it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies (past and possible future), acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, level of capital expenditures or other aspects of operating results. Forward-looking statements by the Company and its management are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise. All phases of the Company's operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's proposed operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important risk factors ("Important Risk Factors") and other factors could cause actual results to differ materially from the Company's expectations. All prior and subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Risk Factors described below that could cause actual results to differ materially from the Company's expectations as set forth in any Forward Looking Statement made by or on behalf of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Plan of Operation

During the first quarter of 2000, the Company adopted a plan is to phase out its Restaurant Division in order to concentrate on developing its Internet Division. The Company made the decision because the Restaurant Division required significant management attention, would require significant additional capital to achieve profitability, and would generate only a limited return on investment from the invested capital. Furthermore, the Company's there was minimal interest in investing in the Restaurant Division among the sources of capital available to the Company. On the other hand, the Company's Internet division has experienced significant growth in traffic and significant interest among investors. Thus, the Company determined that its capital and management time were best devoted to increasing the quality and visibility of its Internet division, and in exploiting the revenue-producing opportunities available in the Internet industry.

The Company's website, www.foodvision.com, was launched on November 1, 1999. The Company's economic model is to strive for high profit margins through override revenue on its e-commerce sites and the direct sales of the site's advertising and services capabilities. To achieve this model, the Company's co-branding partners provide product fulfillment. To date, the Company has achieved significant success developing a significant amount of food-related content and in generating traffic on the website, and has just begun to exploit the revenue-generating potential of that traffic. The Company's revenue model is designed to yield a lower revenue base, but with substantially lower administrative expenses, and correspondingly higher net profit margins. Management is of the opinion that valuation of Internet companies will move from a revenue-multiple base to the traditional P/E multiple approach over the next several years.

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

To phase out the Restaurant Division, the Company recently terminated operations at all three of its Roasters restaurants and is in the process of marketing the locations at two of the three sites. The Company has also retained restaurant brokers to dispose of its Dirty Bird Cafes and its Grandma Lee's restaurant and franchise rights. The Company plans to reinvest all proceeds from the sale of its Restaurant Division into its Internet Division.

Results of Operation

On a consolidated basis, revenues were $400,598 for the quarter ended March 31, 2000, as compared to $447,950 for the quarter ended March 31, 1999. The Company's net loss from operations was ($1,185,692), or ($0.08) per share, for the quarter ended March 31, 2000, as compared to ($253,872), or ($0.05) for the quarter ended March 31, 1999. The Restaurant division contributed 100% of the Company's revenues and 11.5% ($136,630) of the Company's net loss. The Internet division did not contribute any revenues in 2000 and incurred direct web site development and marketing expenses of $958,527, and 81% of the Company's net loss.

A substantial reason for the poor operating results of the Restaurant Division was the Company's decision to dispose of the Restaurant Division, and the corresponding cessation of operations at its three Roasters restaurants. Earlier this year, the Company ceased all operations at its Roasters segment. The Marietta Roasters lease, located at 1325 Powers Ferry Road, Marietta, Georgia has been terminated and the landlord has taken possession of the property. The Company also ceased operations at its Toco Hills Roasters, located at 2916 N. Druid Hills Rd., Atlanta, Georgia, and its Alpharetta Roasters, located at 1100 Northpoint Drive, Alpharetta, Georgia, and is attempting to sell both locations; however, the Company does not expect realize any material net proceeds from the sale of either location.

The Internet Division's loss was the largely the result of quarterly payments due under its co-branding agreements with Yahoo! and CNN Interactive, and increased costs resulting from additional technical and marketing personnel hired for the Division. The Company expects that its operating losses will decrease in future periods as the Company begins to receive revenues from third parties under marketing agreements, and as the Company's inhouse sales force begins to generate revenues.

Liquidity & Capital Resources

As of March 31, 2000, the Company had a negative cash balance of ($138,158), and had negative working capital of ($838,080), as compared to negative working capital of ($566,354) as of December 31, 1999. The Company's negative working capital is the result of significant losses incurred during the first quarter of fiscal 2000 at both its Restaurant Division and its Internet Division. The Company largely financed its losses during the quarter from the sale of $1,204,225 in common stock in private placements.

The Company will need to raise additional capital through fiscal 2000 to fund its business plan, and continues to explore investment alternatives through its existing shareholders and investment firms. In addition, the Company has engaged a broker to sale its Dirty Bird Café restaurants and format, and plans to utilize the net proceeds of that sale for its Internet Division.

In addition, on February 29, 2000, the Company restated the subscription agreement with Complete Development International, Inc. dated November 8, 1999, for the private placement of 750,000 shares of Series A preferred stock at $10.00 per share. Under the agreement, each of share of preferred stock will be convertible into ten shares of common stock. If the price of the Company's common stock is below $1.00 per share at the time of conversion, then the conversion price will equal the previous day's closing price less 20% subject to a minimum conversion price of $0.50 per share. The preferred stock will yield a cumulative annual dividend of 8%, payable quarterly. The Company currently anticipates receiving the funding under this agreement in the second quarter of 2000.

There is no assurance that the Company will be able to raise adequate capital on terms favorable to existing shareholders. In the event the Company cannot raise the necessary capital to implement its business plan, such failure could have a material adverse effect on the Company, and could force the Company to reduce or curtail operations until adequate funding can be arranged.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

The Company's disclosure of pending legal proceedings contained in Item 3 of its Annual Report on Form 10-KSB for the year ended December 31, 1999 is hereby incorporated by reference. The following is a summary of developments in legal proceedings to which the Company is a party since the filing of the Form 10-KSB for the year ended December 31, 1999.

On March 7, 2000, CF Southpark, L.P. filed suit in the State Court of Fulton County, Case No. 000VS002653F, against the Company for default on its lease obligation for restaurant space in Shannon Mall, located in Atlanta, Georgia. The Company has filed an answer and a motion to dismiss the complaint.

On April 20, 2000, Cousins Properties, Inc. filed suit in the State Court of Fulton County, Case No. 00DD000077G, against Restaurant North Atlanta, Inc., a subsidiary of the Company. The suit seeks to evict the subsidiary from certain real property in Alpharetta, Georgia which the subsidiary operated a Roasters restaurant, and to recover a judgment against the subsidiary in the amount of $43,186, plus additional rent, interest and attorney's fees. Prior to the filing of the suit, the subsidiary terminated operations at the restaurant, as well as at its other operations. Because the subsidiary no longer conducted operations or had unencumbered assets, the subsidiary did not file an answer in the suit, and therefore a default judgment will likely be entered against the subsidiary for the full amount claimed in the suit.

Item 2. Changes in Securities and Use of Proceeds.

During the quarter ended March 31, 2000, the Company sold 2,119,360 shares of its common stock to twelve U.S. accredited investors in private offerings pursuant to Section 4(2) of the Securities Act of 1933, and Rules 505 and 506 promulgated thereunder. The shares were sold at prices of $0.20 to $0.65 per share and resulted in gross proceeds to the Company of $587,000.

During the quarter ended March 31, 2000, the Company sold 1,995,305 shares of its common stock to thirty foreign persons in private offerings pursuant to Regulation S promulgated under the Securities Act of 1933. The shares were sold at prices of $0.20 to $0.325 per share and resulted in gross proceeds to the Company of $617,225.

All shares of common stock issued in the offerings were issued as restricted stock. All of the proceeds of the offerings were used to fund the Company's operations during the quarter. The Company agreed to pay a finder's fee to certain persons for locating the investors in the offerings. The finder's fee is payable in the form of shares of restricted common stock equal to 13% of the number of shares of stock purchased by an investor located by the finder, and was not paid until after the end of the quarter.

Item 3. Defaults on Senior Securities.

During the quarter ended March 31, 2000, the Company defaulted on certain indebtedness to Actrade Capital, Inc. On February 28, 2000, the Company entered into a settlement agreement with Actrade Capital, Inc. whereby all amounts owed to Actrade Capital, Inc. by the Company, totaling $263,029 on that date, will be paid commencing March 15, 2000, in installments consisting of an initial payment of $10,000 and then nine monthly payments of $28,114 each. The Company is current on its obligations under the settlement agreement.

Item 4. Submission of Matters to a Vote of Security Holders.

At an annual shareholder meeting held on January 22, 2000, with a quorum present, the following matters were voted on and approved by a majority of the shareholders:

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

Shareholders holding a total of 7,991,100 shares attended the meeting in person or by proxy, which constituted 58.3% of the outstanding shares. All of the shareholders in attendance at the meeting voted unanimously for all of the proposals listed above.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit Number	Description and Incorporation by Reference
27	Financial Data Schedule

(b) Reports on Form 8-K.

The Company filed a report on Form 8-K on February 4, 2000, as amended on February 11, 2000, reporting in Items 1 and 2 on the acquisition of all of the outstanding common stock of Echelon Acquisition Corporation by an Agreement and Plan of Reorganization dated February 4, 2000, in Item 5 of the Company's election to become a successor issuer to Echelon Acquisition Corporation pursuant to Rule 12g-3(a), in Item 6 of the resignation of Echelon Acquisition Corporation's directors and officers, and in Item 7 filed historical financial statements of the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOODVISION.COM, INC.
Date: May 18, 2000	/s/ Paul R. Smith
By: Paul R. Smith, Chief Executive Officer and Chief Financial Officer