Form 10QSB
period 2000-06-30
FOODVISION COM INC
filed 2000-08-17
CIK 1098995

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000

Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission File Number 0-28561

FOODVISION.COM, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	58-2466626
(State of incorporation)	(IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 11, 2000, the registrant had outstanding 25,932,360 shares of its Common Stock, $.01 par value.

Foodvision.com, Inc. and Subsidiaries

FORM 10-QSB REPORT INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FOODVISION.COM, INC.

CONSOLIDATED CONDENSED BALANCE SHEET

(Unaudited)

June 30, 2000

ASSETS

CURRENT ASSETS
Inventories	$ 27,769
Prepaid expenses and other current assets	101,300
TOTAL CURRENT ASSETS	129,069

PROPERTY AND EQUIPMENT, at cost
Equipment under capital leases	263,323
Furniture, fixtures, and equipment	294,331
Vehicle	29,388
Leasehold improvements	54,027
Software	18,930
659,999
Less accumulated depreciation	(249,921)
PROPERTY AND EQUIPMENT, net	410,078

OTHER ASSETS
Loan receivable, officer	53,235
Deposits	22,159
Franchise agreement and other intangibles, net of accumulated amortization of $98,228	342,187
TOTAL OTHER ASSETS	417,581

TOTAL ASSETS	$ 956,728

Please see accompanying notes to consolidated condensed financial statements.

FOODVISION.COM, INC.

CONSOLIDATED CONDENSED BALANCE SHEET

(Unaudited)

June 30, 2000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Checks in excess of cash balances	$33,214
Accounts payable	865,696
Accrued expenses	103,632
Other current liabilities	122,287
Deferred income	1,667
Notes payable, short-term	663,582
Current portion of notes payable	58,619
Current portion of capital lease obligations	188,271
Account payable, related parties	12,624
Current portion of notes payable, related parties	40,000
TOTAL CURRENT LIABILITIES	2,089,592

LONG-TERM DEBT
Notes payable, less current portion	65,149
Capital lease obligations, less current portion	29,723
Notes payable, related parties, less current portion	23,339
Deferred lease obligations	42,378
TOTAL LONG-TERM DEBT	160,589

TOTAL LIABILITIES	2,250,181

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $.001 par value; 50,000,000 shares authorized, 20,295,085 shares issued and outstanding	20,295
Additional paid-in capital	4,892,926
Accumulated deficit	(6,083,992)
Deferred compensation expense	(119,583)
Accumulated other comprehensive income	(3,099)
TOTAL STOCKHOLDERS' EQUITY	(1,293,453)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$956,728

Please see accompanying notes to consolidated condensed financial statements.

FOODVISION.COM, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

For the Three and Six Months Ended June 30, 2000 and 1999

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
REVENUES
Beverage and food sales	250,253	$382,994	$648,377	$824,906
Internet revenues	571	-	571	-
Other revenues	50,207	2,426	52,681	8,464
TOTAL REVENUES	301,031	385,420	701,629	833,370

COSTS AND EXPENSES
Cost of goods sold	123,720	200,617	291,347	399,455
General and administrative expenses	609,637	549,219	1,023,258	1,006,761
Depreciation	32,196	28,313	62,526	50,309
Amortization	14,844	12,533	27,188	33,451
Interest	10,617	9,514	16,599	14,451
Web site development and marketing costs	1,277,104	27,857	2,235,631	27,857
TOTAL COSTS AND EXPENSES	2,068,118	828,053	3,656,549	1,532,284

NET LOSS	$(1,767,087)	$(442,633)	$(2,954,920)	$(698,914)

NET LOSS PER COMMON SHARE	$(0.09)	$(0.05)	$(0.17)	$(0.10)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	19,811,215	8,492,255	17,337,348	6,928,394

Please see accompanying notes to consolidated condensed financial statements.

FOODVISION.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Six Months Ended June 30, 2000 and 1999
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (2,954,969)	$ (698,800)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	62,526	50,309
Amortization of intangibles	24,688	24,688
Commission on subscription receivable	33,400	-
Amortization of convertible notes discount and costs	10,172	10,445
Gain from restructuring of short-term notes	(49,674)	-
Deferred compensation expense	15,000	12,500
Common stock issued as compensation	329,252	28,073
Changes in assets
Decrease in accounts receivable	553	1,092
Decrease in inventories	20,513	1,341
(Increase) in prepaid expenses	(13,800)	(31,250)
(Increase) in deposits and other assets	(4,089)	(9,938)
Changes in liabilities
Increase in checks in excess of bank balances	7,953	824
Increase in accounts payable	556,991	80,218
Increase in accrued expenses	40,180	11,227
(Decrease) increase in other current payables	(20,882)	21,710
Increase in deferred income	1,667	-
(Decrease) Increase in deferred lease obligation	(27,187)	25,103
NET CASH (USED) BY OPERATING ACTIVITIES	(1,967,706)	(472,458)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(54,793)	(83,807)
Loans to stockholder	(2,290)	(1,939)
NET CASH (USED) BY INVESTING ACTIVITIES	(57,083)	(85,746)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	565	-
Collection of subscription receivable	311,600	-
Proceeds from issuance of common stock	1,324,727	200,000
Proceeds from notes payable	466,500	401,963
Repayments of capital lease obligations	(3,154)	(13,645)
Repayments of notes payable	(75,117)	(16,773)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,025,121	571,545

Please see accompanying notes to consolidated condensed financial statements.

FOODVISION.COM, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

For the Six Months Ended June 30, 2000 and 1999

	2000	1999
EFFECT OF EXCHANGE RATES ON CASH	(332)	(427)

NET DECREASE IN CASH	-	12,914

CASH, BEGINNING OF QUARTER	-	44,446

CASH, END OF QUARTER	$ -	$ 57,360

	2000	1999
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$7,902	$6,014
Schedule of noncash investing and financing transactions:
Exchange of shares to acquire subsidiary	$500
Equipment acquired under capital lease obligations	$47,588
Conversion of debentures to common stock		$75,000
Common stock issued as current and deferred compensation	$431,355	$88,073
Notes payable issued to satisfy vendor payables	$74,375	$27,183
Note issued to acquire property and equipment		$14,000

Please see accompanying notes to consolidated condensed financial statements.

FOODVISION.COM, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

(unaudited)

Note 1 Basis of presentation

In the opinion of Foodvision.com, inc. (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000 and the results of operations and cash flows for the three and six months ended June 30, 2000 and June 30, 1999. These statements are condensed and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. The results of operations for the six months ended June 30, 2000 and June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

Note 2 Operating losses

The Company has suffered recurring losses since its inception due to the poor pre-acquisition financial condition of its Roasters restaurants, the initial opening costs for its Dirty Bird Cafe restaurants, and the start-up nature of its Internet division.

Negative factors for the Company in addition to recurring operating losses include working capital deficiencies, negative net worth, negative cash flows from operations, and loan and lease defaults. Positive factors for the Company include additional capital infusions during the six months ended June 30, 2000, and the continued development of Internet products and markets.

Note 3 Restaurant closures

During January and February 2000, the Company closed its two remaining Roasters restaurants, and retained a broker to locate a purchaser for its remaining Atlanta area restaurant operations. The Company is in violation of the building lease agreements and an equipment lease agreement with respect to two of the Roasters restaurants, and as a result the Company may be liable for lease payments, interest and attorney's fees. (See Note 6)

In July 2000, the Company closed one of its Dirty Bird Café restaurants, and is in default on a building lease for that restaurant. (See Note 6)

FOODVISION.COM, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

(unaudited)

Note 4 Acquisition of subsidiary

On February 4, 2000, the Company entered into an Agreement and Plan of Reorganization (the "Acquisition") with Echelon Acquisition Corporation ("Echelon"). Pursuant to terms of the Acquisition, the Company acquired all of the issued and outstanding stock of Echelon from the sole stockholder of Echelon in exchange for 1,000,000 restricted shares of its common stock, par value $0.001 per share. The Company will be obligated to issue additional shares of its common stock to the former shareholder of Echelon to the extent the market value of the shares originally issued do not have a market value of at least $500,000 one year from the date of Acquisition. As a result of the Acquisition, Echelon became a wholly owned subsidiary of the Company. Prior to February 4, 2000, Echelon had insignificant operations. The acquisition was accounted for as a pooling of interests.

Note 5 Notes payable

On February 28, 2000, the Company entered into a settlement agreement with Actrade Capital, Inc. whereby all amounts owed to Actrade Capital, Inc. by the Company totaling $263,029 on that date will be paid commencing March 15, 2000, in installments consisting of an initial payment of $10,000 and then nine monthly payments of $28,114 each.

On May 1, 2000, the Company entered into a Securities Purchase Agreement ("SPA") to sell 8% convertible notes due April 30, 2001, with an aggregate principal amount of $2,500,000. The purchase price for the notes is 90% of the principal amount thereof. On the same date as the agreement, the Company sold convertible notes with a face amount of $500,000. The remaining notes will be purchased upon the declaration of effectiveness of a registration statement as described in the SPA. The SPA contains various negative covenants and events of default including failing to have the registration statement described in the SPA declared effective within 120 days of the date of the SPA. Two officers have pledged 1,300,000 shares of common stock owned by them as security for the notes and have personally guaranteed the notes. Pursuant to the SPA, the Company entered into an escrow agreement to administer the transactions. The escrow agent's fee is 3% of the principal amount of the notes. The agent received $15,000 upon the sale of the first note. This amount is being amortized using the straight-line method over the one-year term of the note. The notes are convertible into shares of the Company's common stock at a price per share of 75% of the closing market price per share on the day preceding the receipt by the Company of the notice of conversion. Interest is payable monthly. As of June 30, 2000, the outstanding notes are presented in the balance sheet in short-tern notes payable with a value of $457,672, which represents the principal value of $500,000 less the unamortized note discount of $42,328.

FOODVISION.COM, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

(unaudited)

Note 5 Notes payable - continued

On June 30, 2000, subsidiaries of the Company entered into three notes payable to PYA/Monarch, Inc., a vendor, with a total principal sum of $74,375 and interest at the rate of 11.5% per annum. The notes are payable in 36 monthly installments of principal and interest totaling $2,453 per month. The notes are secured by shares of common stock of the Company.

As of June 30, 2000, two notes payable totaling $32,379 are in default and the entire amount is included in current portion of notes payable on the balance sheet (Note 6).

Note 6 Litigation and arbitration

On February 25, 2000, NF Roasters Corp. filed an adversary proceeding in U.S. Bankruptcy Court against Atlanta Foodquest, LLC and Mr. Paul R. Smith for enforcement of a bankruptcy confirmation order and ancillary relief arising from the operation of the Company's Roaster's Restaurants without a franchise agreement. This action was voluntarily dismissed without prejudice by consent of the parties on July 19, 2000.

On or about June 22, 2000, NF Roasters Corp. filed an action against the Company, Mr. Paul R. Smith, and Mr. Raj Kalra for damages arising from alleged violation of its trademark rights by continuing to operate the Roasters restaurants after termination of the underlying franchise agreements, and injunctive relief to force the defendants to comply with certain post-termination obligations. It is not possible to estimate the amount of the Company's liability, if any, in this action.

Due to the closure of its Roasters restaurants (Note 3), the Company may be liable for the lease payments due as well as interest and attorneys' fees for location leases and two equipment leases with Captec Financial Group, Inc. The equipment leases are classified as capital leases and are reflected in the balance sheet as equipment under capital leases with a net book value of $90,014 and current capital lease obligations of $173,920. On June 7, 2000, the Company received a demand letter from a landlord of one of the closed restaurants claiming damages of $114,713. The landlord of another of the closed restaurants obtained a default judgment of $49,663 against the Company and other defendants on May 25, 2000. The Company has learned that a buyer has purchased the location but is unable to determine how much, if any, of the judgment may have been satisfied by the transaction.

The Company has been named in an action filed by the landlord of its former Broadway Steaks restaurant seeking $65,398 in unpaid rent, interest, late charges, and attorney's fees.

FOODVISION.COM, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

(unaudited)

Note 6 Litigation and arbitration - continued

On June 14, 2000, a franchisee of a Grandma Lee's restaurant in Atlanta, Georgia, filed an arbitration action against the Company. The complaint contends that the Company induced the franchisee to enter into the franchise agreement by means of fraudulent representations and that the franchisor has breached the franchise agreement by failing to provide support and by failing to develop other restaurants in the Atlanta area.

Two vendors have filed separate lawsuits to collect two defaulted notes totaling $32,379 as of June 30, 2000 (Note 5). The notes are secured by 53,000 shares of the Company's common stock held by escrow agents. One of these vendor's filed an additional action on July 17, 2000, seeking to recover $9,539 for food and produce delivered to a subsidiary of the Company.

On August 9, 2000, a subsidiary of the Company received a demand letter from the landlord of its closed Dirty Bird Café restaurant seeking $10,804 of unpaid rent, attorney's fees, recovery of a tenant improvement reimbursement of $15,000, and surrender of the premises (Note 3).

Note 7 Commitments

On February 29, 2000, the Company entered into an agreement with Investments Manager, S.A. ("IM") for IM to act as a financial advisor in connection with the securing of a private placement of debt or equity. IM receives a fee of 13% on the gross amount of any funded equity or loan commitments arranged through IM. The fee is payable in common stock of the Company. Through June 30, 2000, IM had received 497,013 shares of restricted common stock of the Company valued at $193,835, or $0.39 per share.

Effective March 3, 2000, the Company entered into a one-year advertising agreement with Yahoo!, Inc. The terms of the agreement require the Company to pay a slotting fee totaling $1,850,000 in four installments with the final payment due December 1, 2000. This agreement was mutually terminated on June 15, 2000 without any liability to the Company for any future payments due under the agreement.

On March 3, 2000, the Company entered into an amended lease agreement to increase its corporate office space. The amended agreement provides for lease payments as follows:

April 1, 2000 - March 31, 2001	$3,159 per month
April 1, 2001 - March 31, 2002	$3,252 per month
April 1, 2002 - March 31, 2003	$3,352 per month

FOODVISION.COM, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

(unaudited)

Note 7 Commitments - continued

On April 5, 2000, the Company entered into a six-month financial consulting agreement with Cardinal Capital Management, Inc. ("CCM"). As compensation, CCM received 500,000 shares of restricted common stock of the Company valued at $162,500, or $0.325 per share.

On May 3, 2000, the Company entered into a twelve-month consulting agreement with Columbia Financial Group, Inc. ("CFG") to provide investor and public relations services for the Company. As compensation, CFG received 500,0000 shares of restricted common stock of the Company valued at $25,000, or $0.05 per share, warrants to purchase 100,000 shares of common stock at $1.50 per share, warrants to purchase 100,000 shares at $2.00 per share, and $280,000 in cash payable $40,000 upon signing and $20,000 per month.

On May 18, 2000, the Company entered into a 36-month equipment lease. The lease is classified as a capital lease with an initial net present value of $11,593 and an interest rate of 19.536%.

Note 8 Stockholders' equity

Since January 1, 2000, the Company has issued 4,483,896 shares of restricted stock for cash proceeds of $1,324,255; 1,000,000 shares of restricted stock for the acquisition of Echelon (Note 4); and 1,697,013 shares of restricted stock for services valued at $431,335 (Note 7).

Two subscription agreements totaling $1,300,000, entered into during March 2000, were terminated during April 2000.

On February 29, 2000, the Company restated the subscription agreement with Complete Development International, Inc. dated November 8, 1999, for the private placement of 750,000 shares of Series A preferred stock at $10.00 per share. Each share shall be convertible into ten shares of common stock. If the price of the common shares of the Company is below $1.00 per share at the conversion date, then the conversion price will equal the previous day's closing price less 20% subject to a minimum conversion price of $0.50 per share. The preferred stock will yield an annual dividend rate of 8% cumulative, payable quarterly. On March 7, 2000 the Company extended the subscription agreement to August 31, 2000.

On May 1, 2000, the Company entered into a Securities Purchase Agreement to sell convertible notes. The notes are convertible into shares of the Company's common stock at a price per share of 75% of the closing market price per share on the day preceding the receipt by the Company of the notice of conversion (Note 5).

FOODVISION.COM, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

(unaudited)

Note 8 Stockholders' equity - continued

As partial consideration for consulting services (Note 7), on May 3, 2000, the Company granted a consultant warrants to purchase 100,000 shares of common stock at $1.50 per share, and warrants to purchase 100,000 shares of common stock at $2.00 per share. The warrants expire in five years.

Note 9 Reportable Segments

The Company has two reportable segments: restaurant and Internet. The restaurant segment operates fast food and full service restaurants. The Internet segment operates an Internet food portal web site. The Internet segment did not have significant operations during the first six months of 1999.

Reportable segment profit or loss and segment assets and liabilities for the three months ended June 30, 2000, were as follows:

	Restaurant	Internet	All Others	Totals
Revenues from external customers	$300,460	$571	$-	$301,031
Segment loss	$114,254	$1,571,079	$81,754	$1,767,087

Reportable segment profit or loss and segment assets and liabilities for the six months ended June 30, 2000, were as follows:

	Restaurant	Internet	All Others	Totals
Revenues from external customers	$701,058	$571	$-	$701,629
Segment loss	$250,884	$2,529,606	$174,430	$2,954,920
Segment assets	$745,131	$108,325	$103,272	$956,728

There are no significant items required to reconcile the Company's totals to segment revenues, profit or loss, or assets for the three months and the six months ended June 30, 2000.

FOODVISION.COM, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

(unaudited)

Note 9 Reportable Segments - continued

Geographic information is as follows:

	Revenues		Revenues		Long-Lived Assets
	For the three months ended June 30,		For the six months ended June 30,		As of June 30,
	2000	1999	2000	1999	2000
United States	$270,082	$344,856	$637,351	$767,294	$697,096
Canada	30,949	40,564	64,278	66,076	55,170
Total	$301,031	$385,420	$701,629	$833,370	$752,266

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Plan of Operation

During the second quarter of 2000, the company continued its plan to phase out its Restaurant Division in order to concentrate on development of the Internet Division. This was due to the company's belief that the restaurant division required significant management attention and significant additional capital to achieve profitability, would generate only a limited return on investment and there was minimal interest in investing in a restaurant operation among the sources of capital available to the company. The Company's website, www.foodvision.com, was launched on November 1, 1999 and has achieved significant success developing its one-stop food portal on the Internet.

In the second half of 2000, the Company intends to continue its strategy to improve the quality of its website and to sell its advertising and Internet services. The Company opened a corporate sales office Atlanta, but closed a corporate sales office in Los Angeles which it had opened earlier this year. The Company is exploring other mechanisms for marketing its Internet Division.

To complete the phase out of the Restaurant Division, the Company closed its Roasters restaurants in January and February 2000, and one of its Dirty Bird Café restaurants in July 2000.

In development of its business, the following are major contractual steps taken by the Company during the second quarter of fiscal 2000:

  During April 2000, the Company entered an agreement with Wavve Telecommunications, Inc. for various IT services, including software and hardware upgrades, monitoring the site's infrastructure, technical expertise and equipment maintenance. The term of the agreement is 36 months.
  The Company has partnered with Spotcity.com to handle its overflow web development needs.
  On April 5, 2000, the Company entered into a 6-month financial consulting agreement with Cardinal Capital Management, Inc. In consideration for its services, Cardinal received 500,000 shares of restricted common stock valued at $162,500.
  During April 2000, the Company terminated its agreement with public relations firm Ruder-Finn. On May 3, 2000, the Company hired Columbia Financial Group, Inc. to conduct public relations, broker relations, and promotions for the Company's food portal website. Under the terms of the agreement, Columbia Financial Group, Inc. received shares of restricted common stock of the Company valued at $25,000, 200,000 warrants to purchase common stock at $1.50 and $2.00 per share, and $280,000 in cash payable $40,000 upon signing and $20,000 per month.
  In May 2000, the Company entered a co-branding agreement with COMMkitchen.com, a designer of custom procurement programs for commercial foodservice operations, offering nearly 25,000 items in the food industry's largest online selection of equipment, supplies, and smallwares for commercial foodservice needs.
  On June 15, 2000, the Company and Yahoo! mutually agreed to terminate their advertising and content agreement of March 3, 2000. However, the Company and Yahoo! Broadcast will continue to produce and broadcast a series of cooking shows giving viewers insight into cooking techniques, recipes, and secrets of master food preparation. Due to the termination of the advertising contract, the Company's expenses have been reduced by $412,500 per quarter.
  On July 11, 2000, the Company entered into a two-year co-branding agreement with iWon.com to provide exclusive and non-exclusive content for its newly developed food channel. In addition to supplying content, the Company's kitchen and restaurant products will be included in the food and beverage section of iWon's shopping center, for which the Company will pay iWon 4% of its 8% to 12% commission. The Company will receive 20% of the net profit on all advertising sold on the co-branded pages.
  During the second quarter, the Company entered a co-branding marketing agreement with Kitchenetc.com offering over 23,000 kitchen and household products.

Results of Operation

On a consolidated basis, revenues were $301,031 for the quarter ended June 30, 2000, as compared to $385,420 for the quarter ended June 30, 1999. Revenues decreased from the prior year as a result of the closure of the Company's three former Roasters restaurants in late 1999 and early 2000, which was offset by the addition of two Dirty Bird Café restaurants in late 1999. Revenues from the Company's Internet Division were negligible at $571, as compared to no revenues in the prior year's quarter when the Internet Division was not operational. To date, the Company has concentrated its efforts in its Internet Division on the development of its website, and the development of strategic alliances to generate traffic and content for the website. The Company is completing a significant revision of its website, and expects that revenue producing initiatives will produce significant revenues for the Internet Division in the second half of fiscal 2000.

The Company's net loss from operations was ($1,767,087), or ($0.09) per share, for the quarter ended June 30, 2000, as compared to ($442,633), or ($0.05) for the quarter ended June 30, 1999. The Restaurant Division contributed 99.8% of the Company's revenues and 6.5% ($114,254) of the Company's net loss. The Internet Division contributed less than 1% of revenues in 2000 and 88.9% of the Company's net loss.

A substantial reason for the poor operating results of the Restaurant Division was the poor performance of the Company's Dirty Bird Café restaurants. The Company closed one Dirty Bird Café restaurant in July 2000, and replaced the management at the remaining restaurant, which the Company believes can operate at a breakeven level. The Company continues to operate its Grandma Lee's restaurant in Atlanta, Georgia, which is profitable, as well as its Hillbilly Shack Saloon in Canada, which is operating at a small loss.

The Internet Division's loss was the largely the result of low advertising and web hosting sales that did not reach the Company's second quarter expectations. As noted above, the Company is completing a significant revision of its website, and expects advertising and other revenue generating initiatives to produce significant revenue for the division in the second half of fiscal 2000. In addition, the Company is working to reduce the costs to which strategic alliances designed to generate traffic and exposure for the Company. The major development in this regard was the mutual termination of the Company's agreement with Yahoo!, Inc., under which the Company was obligated to pay $412,500 per quarter. The Company replaced the traffic generated by the Yahoo!, Inc. alliance by entering into a co-branding agreement with Iwon, Inc., under which the Company is not obligated to make any fixed payments.

Liquidity and Capital Resources

As of June 30, 2000, the Company had a negative cash balance of ($33,214), and had negative working capital of ($1,960,523), as compared to negative working capital of ($838,080) as of March 31, 2000. The Company's negative working capital is the result of significant losses incurred during the second quarter of fiscal 2000 at both its Restaurant Division and its Internet Division. As a result, the Company is in default on a number of its obligations, and faces a number of lawsuits to recover amounts due. In the event the Company is unable to raise sufficient capital to fund the continued development of its Internet Division, such failure could have a materially adverse effect on the Company.

During March 2000, the Company entered into two subscription agreements totaling $1,300,000. Both of these subscription agreements were terminated in April 2000. Due to the termination of these subscription agreements, the Company will need to raise additional capital through fiscal 2000 to fund its business plan, and continue to explore investment alternatives through its existing shareholders and investment firms.

On May 1, 2000, the Company entered into a Securities Purchase Agreement with three purchasers to sell 8% convertible notes due April 30, 2001, with an aggregate principal amount of $2,500,000. The notes are convertible into shares of the Company's common stock at a price per share of 75% of the closing market price per share on the day preceding the receipt by the Company of the notice of conversion. The purchase price for the notes is 90% of the principal amount thereof. On the same date as the agreement, the Company sold convertible notes with a face amount of $500,000. Under the agreement, the remaining notes will be purchased upon the declaration of effectiveness of a registration statement. However, the Company has not filed a registration statement, and does not expect the purchasers to complete their purchase of the balance of the notes.

The Company continues to negotiate with Complete Development International, Inc. for a significant investment in the Company in the form of convertible preferred stock. Under the current agreement, the Company would issue 750,000 shares of Series A preferred stock at $10.00 per share, each of which will be convertible into ten shares of common stock. If the price of the Company's common stock is below $1.00 per share at the time of conversion, then the conversion price will equal the previous day's closing price less 20% subject to a minimum conversion price of $0.50 per share. The preferred stock will yield a cumulative annual dividend of 8%, payable quarterly. The Company recently agreed to extend the deadline under the agreement to August 31, 2000.

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

On February 25, 2000, NF Roasters Corp. filed an adversary proceeding in the U.S. Bankruptcy Court, Middle District of North Carolina, Durham Division, against Atlanta Foodquest, LLC and Mr. Paul Smith for enforcement of a bankruptcy confirmation order and ancillary relief arising from the operation of the Company's Roaster's Restaurants without a franchise agreement. On July 19, 2000, this action was voluntarily dismissed without prejudice by the consent of the parties.

On or about June 22, 2000, NF Roasters Corp. filed an action in the United States District Court for the Eastern District of New York against the Company, Paul Smith and Raj Kalra. The lawsuit seeks damages arising out of the defendants' alleged violation of the trademark rights of the plaintiff by continuing to operate the Roasters restaurants after the termination of the underlying franchise agreements, and injunctive relief to force the defendants to comply with certain post-termination obligations contained in the franchise agreements. The Company has retained local counsel in New York to defend itself as well as Messrs. Smith and Kalra.

On March 7, 2000, CF Southpark, L.P. filed an action in the State Court of Fulton County against the Company to recover unpaid rent, interest, attorney's fees and other damages arising out of the Company's default under a lease of restaurant space in Shannon Mall, located near Atlanta, Georgia. The Company has filed an answer and a motion to dismiss the action on the grounds that service was defective.

On April 20, 2000, Cousins Properties, Inc. filed an action in the State Court of Fulton County against Restaurant North Atlanta, Inc., a subsidiary of the Company. The Company elected not to defend the action because the Company located a buyer for the location that would satisfy the liability, and because the corporate entity named in the action did not have any assets to satisfy the claim. On May 25, 2000, the court entered a default judgment in the amount of $49,663 against the subsidiary.

On June 14, 2000, Vineyard Cat, Inc. filed an arbitration action against Grandma Lee's USA, L.P. and Foodvision, Inc., a subsidiary of the Company. The plaintiff is the franchisee of a Grandma Lee's restaurant in Atlanta, Georgia. The plaintiff contends that the defendants induced the franchisee to enter into the franchise agreement by means of fraudulent representations, and alternatively that the franchisor has breached the franchise agreement by failing to provide support to the franchisee and by failing to develop other restaurants in the Atlanta area. The Company, which purchased the franchise agreement from the original franchisor in 1998, contends that any fraudulent misrepresentations were made before it became a party to the contract, and that it has fully performed all of its obligations under the franchise agreement. A hearing in the arbitration action will be held in October 2000.

The Company has been named in an action filed by Wood Fruitticher, Inc. in Jefferson County, Alabama, for default of a promissory note made by the Company under a settlement agreement. A default hearing was scheduled for August 4, 2000. The Company elected not to defend the action because any judgment would likely not be collectible since the Company is not subject to the jurisdiction of the courts of Alabama.

On August 9, 2000, a subsidiary of the Company received a demand letter from the landlord of one of the Company's former Dirty Bird Café restaurants demanding the surrender of the premises, and payment of past due rent, recovery of a tenant improvement reimbursement. No suit has been filed.

The Company has received a demand letter from the landlord of one of its former Roasters restaurants in Decatur, Georgia, seeking $114,712.84 in past due rent, interest, attorney's fees and other damages arising out of the Company's alleged default under the lease. No suit has been filed.

On July 17, 2000, U.S. Foodservice of Atlanta, Inc. filed suit against Foodvision, Inc., as successor in interest to Grandma Lee's USA Northpoint, Inc., to recover $9,538.65 for food and produce delivered to Grandma Lee's, a subsidiary of the Company, pending in the State Court of Fulton County, State of Georgia, Civil Action No. 00A69495-3. The Company believes that the plaintiff has sued the wrong corporate entity, since Foodvision, Inc. is not the successor in interest to Grandma Lee's USA Northpoint, Inc.

Item 2. Changes in Securities and Use of Proceeds.

During the quarter ended June 30, 2000, the Company sold 215,385 shares of its common stock to a foreign entity in a private offering pursuant to Regulation S promulgated under the Securities Act of 1933. The shares were sold at a price of $0.325 per share and resulted in gross proceeds to the Company of $70,000. The proceeds of the sale were used for general working capital by the Company.

During the quarter ended June 30, 2000, the Company issued 1,697,013 shares of its common stock to four entities for services rendered. The common stock was valued at from $0.05 to $0.39 per share on its financial statements.

All shares of common stock issued during the quarter were issued as restricted stock.

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

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit Number	Description and Incorporation by Reference
27	Financial Data Schedule

(b) Reports on Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOODVISION.COM, INC.
Date: August 17, 2000	/s/ Paul R. Smith
By: Paul R. Smith, Chief Executive Officer and Chief Financial Officer