Form 10QSB
period 2000-09-30
FOODVISION COM INC
filed 2000-11-20
CIK 1098995

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 1, 2000, the registrant had outstanding 24,504,802 shares of its Common Stock, $.01 par value.

Foodvision.com, Inc. and Subsidiaries

FORM 10-QSB REPORT INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FOODVISION.COM, INC.

CONSOLIDATED CONDENSED BALANCE SHEET

(Unaudited)

September 30, 2000

ASSETS
CURRENT ASSETS
Account receivable	$ 75,000
Inventories	16,919
Prepaid expenses and other current assets	94,250
TOTAL CURRENT ASSETS	186,169

PROPERTY AND EQUIPMENT, at cost
Equipment under capital leases	49,868
Furniture, fixtures, and equipment	289,955
Vehicle	29,388
Leasehold improvements	37,816
Software	343,930
750,957
Less accumulated depreciation	(161,928)
PROPERTY AND EQUIPMENT, net	589,029

OTHER ASSETS
Loan receivable, officer	52,392
Deposits	13,818
Franchise agreement and other intangibles, net of accumulated amortization of $110,573	329,842
TOTAL OTHER ASSETS	396,052

TOTAL ASSETS	$1,171,250

See accompanying notes to consolidated condensed financial statements.

FOODVISION.COM, INC.

CONSOLIDATED CONDENSED BALANCE SHEET

(Unaudited)

September 30, 2000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Checks in excess of cash balances	$ 96,122
Accounts payable	1,146,533
Accrued expenses	47,529
Other current liabilities	143,841
Note payable, related party	117,000
Notes payable, short-term	647,473
Current portion of notes payable	59,068
Current portion of capital lease obligations	15,583
Account payable, related parties	12,624
Current portion of notes payable, related parties	63,973
TOTAL CURRENT LIABILITIES	2,349,746

LONG-TERM DEBT
Notes payable, less current portion	927,815
Capital lease obligations, less current portion	26,038
Notes payable, related parties, less current portion	75,753
Deferred lease obligations	1,579
TOTAL LONG-TERM DEBT	1,031,185

TOTAL LIABILITIES	3,380,931

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $.001 par value; 50,000,000 shares authorized, 21,744,843 shares issued and outstanding	21,745
Additional paid-in capital	5,249,719
Accumulated deficit	(7,453,701)
Deferred compensation expense	(24,583)
Accumulated other comprehensive income	(2,861)
TOTAL STOCKHOLDERS' EQUITY	(2,209,681)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,171,250

See accompanying notes to consolidated condensed financial statements.

FOODVISION.COM, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

For the Three and Nine Months Ended September 30, 2000 and 1999

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
REVENUES
Beverage and food sales	$161,847	$465,293	$810,223	$1,290,199
Software license fee	110,000	-	110,000	-
Internet revenues	561	-	846	-
Other revenues	275	5,323	53,242	13,787
TOTAL REVENUES	272,683	470,616	974,311	1,303,986

COSTS AND EXPENSES
Cost of goods sold	90,920	255,234	382,267	654,689
General and administrative expenses	266,462	702,904	1,291,862	1,712,074
Depreciation	56,290	14,449	118,815	64,758
Amortization	16,095	51,373	43,283	84,824
Interest	45,945	23,357	62,544	37,808
Web site development and marketing costs	1,164,539	124,966	3,400,170	152,822
TOTAL COSTS AND EXPENSES	1,640,251	1,172,283	5,298,941	2,706,975

NET LOSS	$(1,367,568)	$(701,667)	$(4,324,630)	$(1,402,989)

NET LOSS PER COMMON SHARE	$(0.07)	$(0.07)	$(0.23)	$(0.18)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	20,907,097	9,419,364	18,542,458	7,800,716

See accompanying notes to consolidated condensed financial statements.

FOODVISION.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Nine Months Ended September 30, 2000 and 1999

	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,324,629)	$(1,402,990)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	118,816	64,757
Amortization of intangibles	37,033	37,550
Commissions on subscriptions receivable	33,400	-
Amortization of convertible debentures discount and costs	82,759	33,464
Gain from restructuring of short-term notes	(49,674)	-
Deferred compensation expense	22,500	20,000
Common stock and stock warrants issued as compensation	608,811	28,073
Gain on disposal of fixed assets	(88,727)	15,769
Note payable issued for lease expenses	78,290	-
Changes in assets
(Increase) decrease in accounts receivable	(74,453)	684
Decrease in inventories	31,345	1,858
(Increase) in prepaid expenses	(19,250)	-
Decrease (increase) in deposits and other assets	4,182	(6,688)
Changes in liabilities
Increase in checks in excess of bank balances	70,949	2,146
Increase in accounts payable	837,943	157,882
(Decrease) increase in accrued expenses	(16,025)	43,666
Increase in other current payables	1,010	38,269
(Decrease) increase in deferred lease obligation	(67,987)	41,229
NET CASH (USED) BY OPERATING ACTIVITIES	(2,713,707)	(924,331)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(389,222)	(182,063)
Loans to stockholder	(3,323)	(8,396)
NET CASH (USED) BY INVESTING ACTIVITIES	(392,545)	(190,459)

CASH FLOWS FROM FINANCING ACTIVITIES
Note and advance from related parties	117,565	-
Collection of subscription receivable	311,600	-
Proceeds from issuance of common stock	1,424,727	200,000
Proceeds from notes payable	1,366,500	1,277,596
Repayments of capital lease obligations	(5,086)	(12,312)
Repayments of notes payable	(109,405)	(213,853)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,105,901	1,251,431
EFFECT OF EXCHANGE RATES ON CASH	351	(123)

NET INCREASE IN CASH	-	136,518

CASH, BEGINNING	-	44,208

CASH, ENDING	$ -	$180,726

See accompanying notes to consolidated condensed financial statements.

FOODVISION.COM, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Nine Months Ended September 30, 2000 and 1999

	2000	1999

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$6,897	$30,454

Schedule of noncash investing and financing transactions:

Exchange of shares to acquire subsidiary	500	-

Equipment acquired under capital lease obligations	47,588	-

Conversion of debentures to common stock	62,000	265,000

Common stock issued as compensation for services	525,035	88,073

Common stock issued in settlement of lease obligations	4,187	-

Stock warrants issued as compensation for services	98,360	-

Notes payable issued to satisfy vendor payables	74,375	27,183

Note payable issued to acquire property and equipment	-	14,000

Note payable issued in partial satisfaction of lease obligations	78,290	-

See accompanying notes to consolidated condensed financial statements.

FOODVISION.COM, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

For the Nine Months Ended September 30, 2000 and 1999

Note 1 - Basis of presentation

In the opinion of Foodvision.com, inc. (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000 and the results of operations and cash flows for the three and nine months ended September 30, 2000 and September 30, 1999. These statements are condensed and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. The results of operations for the nine months ended September 30, 2000 and September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Operating losses

The Company has suffered recurring losses since its inception due to the poor pre-acquisition financial condition of its Roasters restaurants, the initial opening costs for its Dirty Bird Café restaurants, and the start-up nature of its Internet division.

Negative factors for the Company in addition to recurring operating losses include working capital deficiencies, negative net worth, negative cash flows from operations, and loan and lease defaults. Positive factors for the Company include additional capital infusions during the nine months ended September 30, 2000, and the development of Internet products and markets.

Note 3 - Restaurant closures

During January and February 2000, the Company closed its two remaining Roasters restaurants. On February 21, 2000, the Company signed agreements with a broker to find a purchaser for the Company's restaurant operations. The Company is in violation of the lease agreements for one of these restaurants. In addition, the Company is in violation of the equipment lease agreements for two of the Roasters restaurants. The Company may be liable for the lease payments due as well as interest and attorneys' fees (Note 9).

In July 2000, the Company closed one of its Dirty Bird Café restaurants (Note 9).

FOODVISION.COM, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

For the Nine Months Ended September 30, 2000 and 1999

Note 4 - Acquisition of subsidiary

On February 4, 2000, the Company entered into an Agreement and Plan of Reorganization (the "Acquisition") with Echelon Acquisition Corporation ("Echelon"). Pursuant to terms of the Acquisition, The Company effected an acquisition by acquiring all of the issued and outstanding stock of Echelon from the stockholders of Echelon in exchange for 1,000,000 restricted shares of the $0.001 par value common stock. As a result of the Acquisition, Echelon became a wholly owned subsidiary of the Company. Prior to February 4, 2000, Echelon had insignificant operations. The acquisition was accounted for as a pooling.

Note 5 - Acquisition of software

On July 13, 2000, the Company formed a wholly owned subsidiary, Glue Acquisition Corp., Inc. ("Glue"), and, on the same date, Glue entered into a purchase contract with eDigital Markets.com, Inc. ("eDigital") to acquire certain software for the sum of $325,000. To fund the purchase, Glue issued an 8% Series A $1,000,000 Senior Subordinated Convertible Redeemable Debenture due July 26, 2002 (the "Glue Debenture"). After deducting expenses including projected interest payments, the net proceeds received by Glue were approximately $795,000. The balance of the net proceeds were allocated to working capital.

Following the acquisition of the software, Glue was merged into the Company. By operation of law and pursuant to the Plan of Merger, the rights and obligations of Glue with respect to the Glue agreement with eDigital and the Glue Debenture enure to the benefit of and are binding upon the Company. In that connection, the Glue Debenture, together with the underlying shares of Glue common stock, was converted into an identical Foodvision Debenture, together with shares of underlying common stock of the Company, into which the Foodvision Debenture may be converted.

In connection with the purchase of software from eDigital, the Company entered into an employment agreement with the president of eDigital. The employment agreement grants him two stock purchase warrants, one for 200,000 shares of restricted stock and one for 400,000 shares of restricted stock, as a signing bonus. Both warrants are exercisable immediately and have a five-year term. The warrant for 200,000 shares has an exercise price of $.40 and the warrant for 400,000 shares has an exercise price of $.01. An expense of $64,760 was charged to operations representing the compensation element of these warrants.

FOODVISION.COM, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

For the Nine Months Ended September 30, 2000 and 1999

Note 6 - Software license agreement

The Company entered into a software license agreement with Platinum Intermedia, Inc. ("Platinum") on September 25, 2000, whereby the Company granted Platinum limited rights to the use of certain software and related materials for a one-time license fee of $550,000. The term of the license will continue for perpetuity. Revenue of $110,000 has been recognized as of September 30, 2000. The licensee will also pay a monthly maintenance fee of $10,000 commencing December 1, 2000.

Platinum is managed by Interweb, Inc., a corporation whose officers and major shareholders are the Chairman of the Board and the President of the Company.

Note 7 - Note payable (related party)

On September 30, 2000, the Company entered into a loan agreement in the amount of $117,000 with Interweb, Inc., a corporation whose officers and major shareholders are the Chairman of the Board and the President of the Company. The loan is due on demand and bears interest at 8% per annum. In addition, the lender received 500,000 warrants to be exercised at any time into restricted shares of common stock of the Company at a price of $.05 per share. A finance cost of $33,600 was charged to operations representing the compensation element of these warrants.

Note 8 - Notes payable

On February 28, 2000, the Company entered into a settlement agreement with Actrade Capital, Inc. whereby all amounts owed to Actrade Capital, Inc. by the Company totaling $263,029 on that date will be paid commencing March 15, 2000, in installments consisting of an initial payment of $10,000 and then nine monthly payments of $28,114 each.

FOODVISION.COM, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

For the Nine Months Ended September 30, 2000 and 1999

Note 8 - Notes payable (Continued)

On May 1, 2000, the Company entered into a Securities Purchase Agreement ("SPA") to sell 8% convertible notes due April 30, 2001, with an aggregate principal amount of $2,500,000. The purchase price for the notes is 90% of the principal amount thereof. On the same date as the agreement, the Company sold convertible notes with a face amount of $500,000. The remaining notes will be purchased upon the declaration of effectiveness of a registration statement as described in the SPA. The SPA contains various negative covenants and events of default including failing to have the registration statement described in the SPA declared effective within 120 days of the date of the SPA. Two officers have pledged 1,300,000 shares of common stock owned by them as security for the notes and have personally guaranteed the notes. Pursuant to the SPA, the Company entered into an escrow agreement to administer the transactions. The escrow agent's fee is three percent of the principal amount of the notes. The agent received $15,000 upon the sale of the first note. This amount is being amortized using the straight-line method over the one-year term of the note. The notes are convertible into restricted shares of the Company's common stock at a price per share of 75% of the closing market price per share on the day preceding the receipt by the Company of the notice of conversion. Interest is payable monthly. As of September 30, 2000, the outstanding notes are presented in the balance sheet in short-term notes payable with a value of $469,678, which represents the principal value of $500,000 less the unamortized note discount of $30,322.

On June 30, 2000, subsidiaries of the Company made three notes with PYA/Monarch, Inc., a vendor, with a total principal sum of $74,375 and interest at the rate of 11.5% per annum. The notes are payable in 36 monthly installments of principal and interest totaling $2,453 per month. The notes are secured by common stock of the Company.

To fund the purchase of software and working capital, the Company, through its subsidiary Glue, issued an 8% Series A $1,000,000 Senior Subordinated Convertible Redeemable Debenture due July 26, 2002 (the "Glue Debenture"). Following the acquisition of the software, Glue was merged into the Company and the Glue Debenture was converted into an identical Foodvision Debenture. After deducting expenses including projected interest payments, the net proceeds received by Glue were approximately $795,000. Interest is payable in common stock as defined in the debenture. The debentures are convertible into freely tradeable shares of the Company's common stock at a price per share of 75% of the lowest closing bid price per share for any of the 3 consecutive trading days preceding the receipt by the Company of the notice of conversion. Interest is payable monthly. As of September 30, 2000, the debenture is presented in the balance sheet in notes payable, long-term, with a value of $869,289, which represents the principal value of $958,000 less the unamortized note discount of $88,711.

FOODVISION.COM, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

For the Nine Months Ended September 30, 2000 and 1999

Note 8 - Notes payable (continued)

As of September 30, 2000, two notes payable totaling $32,379 are in default and the entire amount is included in the current portion of notes payable on the balance sheet (Note 9).

Note 9 - Litigation and arbitration

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

On or about June 22, 2000, NF Roasters Corp. filed an action against the Company, Mr. Paul R. Smith, and Mr. Raj Kalra for damages arising from alleged violation of trademark rights by continuing to operate the Roasters restaurants after termination of the underlying franchise agreements, and for injunctive relief to force the defendants to comply with certain post-termination obligations. The Company's Bylaws require it to indemnify Mr. Smith and Mr. Kalra in this proceeding. The Company is in the process of settling this dispute. It is not possible to estimate the amount of the Company's liability in this action.

Due to the closure of its Roasters restaurants (Note 3), the Company may be liable for the lease payments due as well as interest and attorneys' fees for location leases and two equipment leases with Captec Financial Group, Inc. The landlord of another of the closed restaurants obtained a default judgment of $49,663 against the Company and other defendants on May 25, 2000. The Company has learned that a buyer has purchased the location but is unable to determine how much, if any, of the judgment may be satisfied by the transaction. On June 21, 2000, the Company reached a settlement with the landlord of one of the closed restaurants whereby the Company agreed to pay $10,000 in cash, execute a promissory note for $78,290, and issue 16,400 shares of its common stock.

On June 14, 2000, a franchise of a Grandma Lee's restaurant in Atlanta, Georgia, filed an arbitration action against the Company. The complaint contends that the Company induced the franchisee to enter into the franchise agreement by means of fraudulent representations and that the franchisor has breached the franchise agreement by failing to provide support and by failing to develop other restaurants in the Atlanta area (Note 13).

FOODVISION.COM, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

For the Nine Months Ended September 30, 2000 and 1999

Note 9 - Litigation and arbitration (Continued)

Two vendors have filed separate lawsuits to collect two defaulted notes totaling $32,379 as of June 30, 2000 (Note 8). The notes are secured by 53,000 shares of the Company's common stock held by escrow agents.

A vendor filed an action on July 17, 2000, seeking to recover $9,539 for food and produce delivered to a subsidiary of the Company. The Company is defending the action.

On September 5, 2000, the landlord of the Company's closed Dirty Bird Café restaurant filed suit against a subsidiary of the Company seeking a dispossesory order and damages for breach of the lease, including $10,804 of unpaid rent, attorney's fees and recovery of a tenant improvement reimbursement of $15,000. The Company elected not to defend the action since it was only against a subsidiary which had no assets with which to satisfy any judgment.

The Company is named in a lawsuit that seeks to recover $65,398 in unpaid rent, interest, late charges, and attorney's fees for the Company's failure to pay for certain space it leases in Shannon Southpark Mall for a Broadway restaurant. The Company has filed an answer to the case and is currently involved in settlement negotiations.

Note 10 - Commitments

On February 29, 2000, the Company entered into an agreement with Investments Manager, S.A. ("IM") for IM to act as a financial advisor in connection with the securing of a private placement of debt or equity. IM receives a fee of 13% on the gross amount of any funded equity or loan commitments arranged through IM. The fee is payable in common stock of the Company. Through September 30, 2000, IM received shares of restricted common stock of the Company valued at $193,835.

Effective March 3, 2000, the Company entered into a one-year advertising agreement with Yahoo!, Inc. The terms of the agreement require the Company to pay a slotting fee totaling $1,850,000 in four installments with the final payment due December 1, 2000. This agreement was terminated on June 15, 2000.

On March 3, 2000, the Company entered into an amended lease agreement to increase its corporate office space. The amended agreement provides for lease payments as follows:

FOODVISION.COM, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

For the Nine Months Ended September 30, 2000 and 1999

Note 10 - Commitments (Continued)

April 1, 2000 - March 31, 2001	$3,159 per month
April 1, 2001 - March 31, 2002	$3,252 per month
April 1, 2002 - March 31, 2003	$3,352 per month

On April 5, 2000, the Company entered into a six-month financial consulting agreement with Cardinal Capital Management, Inc. ("CCM"). As compensation, CCM received shares of restricted common stock of the Company valued at $162,500.

On May 3, 2000, the Company entered into a 12-month consulting agreement with Columbia Financial Group, Inc. ("CFG") to provide investor and public relations services for the Company. As compensation, CFG received shares of restricted common stock of the Company valued at $25,000, 200,000 stock warrants, and $280,000 in cash payable $40,000 upon signing and $20,000 per month.

On May 18, 2000, the Company entered into a 36-month equipment lease. The lease is classified as a capital lease with an initial net present value of $11,593 and an interest rate of 19.536%.

Note 11 - Stockholders' equity

Since January 1, 2000, the Company has issued 5,283,896 shares of restricted stock for cash proceeds of $1,424,255; 1,000,000 shares of restricted stock for the acquisition of Echelon (Note 4); 345,041 shares of unrestricted stock for debenture conversions totaling $62,000; 1,985,320 shares of restricted stock for services valued at $525,035; and 16,400 shares of restricted stock in settlement of lease obligations totaling $4,187.

Two subscription agreements totaling $1,300,000, entered into during March 2000, were terminated during April 2000.

On February 29, 2000, the Company restated the subscription agreement with Complete Development International, Inc. dated November 8, 1999, for the private placement of 750,000 shares of Series A preferred stock at $10.00 per share. Each share shall be convertible into ten shares of common stock. If the price of the common shares of the Company is below $1.00 per share at the conversion date, then the conversion price will equal the previous day's closing price less 20% subject to a minimum conversion price of $0.50 per share. The preferred stock will yield an annual dividend rate of 8% cumulative, payable quarterly. On March 7, 2000, the Company extended the subscription agreement to August 31, 2000. As of September 30, 2000, no funds have been received under this subscription agreement (Note 13).

FOODVISION.COM, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

For the Nine Months Ended September 30, 2000 and 1999

Note 11 - Stockholders' Equity (Continued)

As an employment agreement signing bonus on April 17, 2000, the Company issued a warrant to purchase 10,000 shares of common stock to an employee with an exercise price of $.4375 per share. The warrant expires five years from the date of issuance.

On May 1, 2000, the Company entered into a Securities Purchase Agreement to sell convertible notes. The notes are convertible into shares of the Company's common stock at a price per share of 75% of the closing market price per share on the day preceding the receipt by the Company of the notice of conversion (Note 8).

As partial consideration for consulting services (Note 10) on May 3, 2000, the Company granted 100,000 stock warrants with an exercise price of $1.50 per share and 100,000 stock warrants with an exercise price of $2.00 per share. The warrants expire in five years.

As an employment agreement signing bonus on May 8, 2000, the Company issued a warrant to purchase 200,000 shares of common stock to Mr. Jason J. Smith, the son of Mr. Paul R. Smith, the Company's Chairman and Chief Executive Officer, with an exercise price of $.375 per share. The warrant expires five years from the date of issuance.

The Company entered into an employment agreement on July 31, 2000, which grants two stock purchase warrants, one for 200,000 shares of restricted stock and one for 400,000 shares of restricted stock, as a signing bonus. Both warrants are exercisable immediately and have a five-year term. The warrant for 200,000 shares has an exercise price of $.40 and the warrant for 400,000 shares has an exercise price of $.01 (Note 5).

On August 21, 2000, to compensate for the negative effects incurred by Mr. George J. Smith, the Secretary of the Company, from the reverse stock split in 1999, the Company issued a warrant to purchase 300,000 shares of common stock to the Secretary with an exercise price of $.125 per share. The warrant expires in five years from the date of issuance.

On September 30, 2000, the Company issued 500,000 warrants exercisable at any time into restricted shares of common stock of the Company at a price of $.05 per share, as part of a loan agreement with Interweb, Inc., a corporation whose officers and major shareholders are the Chairman of the Board and the President of the Company (Note 10).

FOODVISION.COM, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

For the Nine Months Ended September 30, 2000 and 1999

Note 12 - Reportable Segments

The Company has two reportable segments: restaurant and Internet. The restaurant segment operates fast food and full service restaurants. The Internet segment operates an Internet food portal web site. The Internet segment did not have significant operations during the first nine months of 1999.

Reportable segment profit or loss and segment assets and liabilities for the three months ended September 30, 2000, were as follows:

	Restaurant	Internet	All Others	Totals

Revenues from external customers	$162,404	$110,275	$127,733	$272,683
Segment loss	224,234	972,302	171,032	1,367,568

Reportable segment profit or loss and segment assets and liabilities for the nine months ended September 30, 2000, were as follows:

	Restaurant	Internet	All Others	Totals

Revenues from external customers	$863,465	$110,846	$ -	$974,311
Segment loss	477,260	3,501,908	345,462	4,324,630
Segment assets	596,782	480,700	93,768	1,171,250

There are no significant items required to reconcile the Company's totals to segment revenues, profit or loss, or assets for the three months and the nine months ended September 30, 2000.

Geographic information is as follows:

FOODVISION.COM, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

For the Nine Months Ended September 30, 2000 and 1999

Note 12 - Reportable Segments (continued)

	Revenues		Revenues		Long-Lived Assets
	For the three months ended September 30,		For the nine months ended September 30,		As of September 30,
	2000	1999	2000	1999	2000

United States	$245,018	$444,647	$882,368	$1,211,941	$867,549
Canada	27,665	25,969	91,943	92,045	51,322

Total	$272,683	$470,616	$974,311	$1,303,986	$918,871

Note 13 - Subsequent events

Subsequent to September 30, 2000, the Company and its franchisee of a Grandma Lee's restaurant in Atlanta, Georgia, agreed to settle an arbitration action by executing mutual releases, and the franchisee agreed to assume the Company's liability under a lease in which the restaurant operates. The franchise agreement is included in intangibles in the September 30, 2000, balance sheet at a net book value of $53,397. This amount will be charged to expense during the fourth quarter 2000.

On October 27, 2000, the Company amended and extended its subscription agreement with Complete Development International, Inc. until December 31, 2000.

On October 30, 2000, The Awakened Palate, LLC served a lawsuit on the Company seeking$10,000 in damages plus interest and attorney's fees for breach of a contract to provide website content. The Company believes that it is not liable to the plaintiff and has instructed its attorney to file an answer denying liability.

On November 7, 2000, the Company issued 300,000 shares of its common stock in payment of legal services pursuant to a registration statement filed on Form S-8. The proposed maximum offering price was $42,000, or $0.14 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

On a consolidated basis, revenues were $272,683 for the third quarter ended September 30, 2000, as compared to $470,616 for the third quarter ended September 30, 1999. The Company's net loss from operations was ($1,367,568), or ($.07) per share, for the quarter ended September 30, 2000, as compared to ($701,667), or ($.07) for the quarter ended September 30, 1999. The Restaurant division contributed 59.5% of the Company's revenues and 16.9% ($224,234) of the Company's net loss during the third quarter. The Internet division contributed 40.4% of revenues and incurred direct web site development and marketing expenses of $1,164,539, and 73.4 % of the Company's net loss during the third quarter.

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

On July 13, 2000, the Company formed a wholly owned subsidiary, Glue Acquisition Corporation, Inc. ("Glue"). Also on July 13, 2000, Glue entered into a purchase contract with eDigital Markets.com, Inc. ("eDigital") to acquire certain software for the sum of $325,000. To fund the purchase, Glue issued an 8% Series A $1,000,000 Senior Subordinated Convertible Redeemable Debenture due July 26, 2002 (the "Glue Debenture"). After deducting expenses, the net proceeds of approximately $795,000 were allocated to working capital.

Following the acquisition of the software, Glue was merged into the Company. By operation of law and pursuant to the Plan of Merger, the rights and obligations of Glue with respect to the Glue agreement with eDigital and the Glue Debenture inure to the benefit of and are binding upon the Company. In that connection, the Glue Debenture, together with the underlying shares of Glue common stock, were converted into an identical Foodvision Debenture, together with shares of underlying common stock of the Company into which the Foodvision Debenture may be converted.

On September15, 2000, the Company and Yahoo! mutually agreed to terminate their advertising and content agreement of March 3, 2000, however the Company and Yahoo! Broadcast will continue to produce and broadcast a series of cooking shows giving viewers insight into cooking techniques, recipes, and secrets of master food preparation. Due to the termination of the advertising contract, the Company's expenses have been reduced by $412,500 per quarter.

On September 25, 2000, the Company entered into a software license agreement with Platinum Intermedia, Inc. ("Platinum") whereby the Company granted Platinum limited rights to the use of certain software and related materials for a one-time license fee of $550,000. The term of the license will continue for perpetuity. Revenue of $110,000 of revenue has been recognized as of September 30, 2000. The remainder of the fee will be recognized as revenue when the uncertainty has been resolved. The licensee will also pay a monthly maintenance fee of $10,000 commencing December 1, 2000. Platinum is managed by Interweb, Inc., a corporation whose officers and major shareholders are the Chairman of the Board and the President of the Company.

Liquidity and Capital Resources

As of September 30, 2000, the Company had a negative cash balance of ($96,122), and had negative working capital of ($2,163,577), as compared to negative working capital of ($1,239,043) as of September 30, 1999. The Company's negative working capital is the result of significant losses incurred during the third quarter of fiscal 2000 at both its Restaurant Division and its Internet Division. As a result, the Company is in default on a number of its obligations, and faces a number of lawsuits to recover amounts due. In the event the Company is unable to raise sufficient capital to fund the continued development of its Internet Division, such failure could have a materially adverse effect on the Company.

On February 29, 2000, the Company restated the subscription agreement with Complete Development International, Inc. dated November 8, 1999, for the private placement of 750,000 shares of Series A preferred stock at $10.00 per share. Each share shall be convertible into ten shares of common stock. If the price of the common shares of the Company is below $1.00 per share at the conversion date, then the conversion price will equal the previous day's closing price less 20% subject to a minimum conversion price of $0.50 per share. The preferred stock will yield an annual dividend rate of 8% cumulative, payable quarterly. On March 7, 2000, the Company extended the subscription agreement to August 31, 2000. As of September 30, 2000, no funds have been received under this subscription agreement.

On September 30, 2000, the Company entered into a loan agreement in the amount of $117,000 with Interweb, Inc., a corporation whose officers and major shareholders are the Chairman of the Board and the President of the Company. The loan is due on demand and bears interest at 8% per annum. In addition, the lender received 500,000 warrants to be exercised at any time into restricted shares of common stock of the Company at a price of $.05 per share.

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

On March 7, 2000, CF Southpark, L.P. filed suit in the State Court of Fulton County, Case No. 000VS002653F, against the Company for default on its lease obligation for restaurant space in Shannon Mall, located in Atlanta, Georgia. The Company has filed an answer to the case and is currently involved in settlement negotiations.

On April 20, 2000, Cousins Properties, Inc. filed suit in the State Court of Fulton County, Case No. 00DD000077G, against Restaurant North Atlanta, Inc., a subsidiary of the Company. The Company elected not to defend the action because the Company located a buyer for the location that would satisfy the liability. The Company has learned that the proposed buyer of the location has completed the purchase of the location from the landlord in a transaction which involved payments to cure of past due rent, but the Company has not received an accounting which would reflect how much, if any, of the judgment was satisfied by that transaction. In addition, the escrow agent for the original sale has named the Company in an interpleader action and interpled approximately $1,700 in disputed funds into the court registry.

On July 17, 2000, U.S. Foodservice of Atlanta, Inc. filed a lawsuit against Foodvision, Inc., as successor in interest to Grandma Lee's USA Northpoint, Inc. to recover $9,538.65 for food and produce delivered to Grandma Lee's, a subsidiary of the Company, pending in the State Court of Fulton County, State of Georgia, Civil Action No. 00A69495-3. The Company filed an answer denying liability. While one of the Company's subsidiaries is liable to the plaintiff for the amount claimed, the Company believes that the plaintiff has sued the wrong corporate defendant.

On June 14, 2000, Vineyard Cat, Inc. filed an arbitration action against Grandma Lee's USA, L.P. and Foodvision, Inc., AAA File No. 30 114 00387 00. The plaintiff is the franchisee of a Grandma Lee's restaurant in Atlanta, Georgia. The plaintiff contends that the defendants induced the franchisee to enter into the franchise agreement by means of fraudulent representations, and alternatively that the franchisor has breached the franchise agreement by failing to provide support to the franchisee and by failing to develop other restaurants in the Atlanta area. The Company settled the matter by executing mutual releases, and the plaintiff agreeing to assume the Company's liability under a lease in which the restaurant operates.

On or about June 22, 2000, NF Roasters Corp. filed an action styled NF Roasters Corp. v. Foodvision.com, Inc., Paul R. Smith and Raj Kalra, pending the United States District Court for the Eastern District of New York, Civil Action No. CV 00 3706. The lawsuit seeks damages arising out of the defendants' alleged violation of the trademark rights of the plaintiff by continuing to operate the Roasters restaurants after the termination of the underlying franchise agreements, and injunctive relief to force the defendants to comply with certain post-termination obligations contained in the franchise agreements. The Company is obligated to indemnify Messrs. Smith and Kalra under its bylaws. The Company is in the process of settling the case.

The Company has been named in an action styled Wood Fruitticher, Inc. v. Mark I Industries, Inc., pending in Jefferson County, Alabama, Case No. CV 00 2527, for default of a promissory note made by the Company under a settlement agreement. A default hearing was scheduled for August 4, 2000. The Company elected not to defend the action because any judgment would likely not be collectible since the Company is not subject to the jurisdiction of the courts of Alabama.

On September 5, 2000, IRT sued Sports Cantina Two, Inc. to obtain a dispossessory order and for damages for breach of the lease. The Company elected not to defend the action since operations at the restaurant had been terminated and the subsidiary had no assets with which to satisfy any judgment.

On October 30, 2000, The Awakened Palate, LLC served a lawsuit on the Company seeking $10,000 in damages plus interest and attorney's fees for breach of a contract to provide website content to the Company's websites. The Company believes that it is not liable to the plaintiff and is denying liability.

Item 2. Changes in Securities and Use of Proceeds.

During the quarter ended September 30, 2000, the Company issued 1,449,758 shares of common stock. The Company issued 800,000 shares for cash consideration of $100,000, or $0.125 per share, to a non-U.S. person in relianceon the exemption from registration provided by Regulation S under the Securities Act of 1933. The Company issued 365,051 shares upon conversion of convertible debentures of the Company, which resulted in the satisfaction of $62,000 of indebtedness under the debentures. The Company issued 288,307 shares of common stock for services rendered to four individuals in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

In connection with the purchase of software from eDigital, on July 31, 2000, the Company entered into an employment agreement with the president of eDigital. The employment agreement grants him two stock purchase warrants, one for 200,000 shares of restricted stock and one for 400,000 shares of restricted stock, as a signing bonus. Both warrants are exercisable immediately and have a five-year term. The warrant for 200,000 shares has an exercise price of $.40 and the warrant for 400,000 shares has an exercise price of $.01.

On August 21, 2000, to compensate for the negative effects incurred by Mr. George J. Smith, the Secretary of the Company from the reverse stock split in 1999, the Company issued a warrant to purchase 300,000 shares of common stock to Mr. George Smith with an exercise price of $.125 per share. The warrant expires in five years from the date of issuance.

On September 30, 2000, the Company issued 500,000 warrants exercisable at any time into restricted shares of common stock of the Company at a price of $.05 per share, as part of a loan agreement with related-party Interweb, Inc. Interweb, Inc.'s officers and major shareholders are the Chairman of the Board and the President of the Company

Item 3. Defaults on Senior Securities.

During the quarter ended March 31, 2000, the Company defaulted on certain indebtedness to Actrade Capital, Inc. On February 28, 2000, the Company entered into a settlement agreement with Actrade Capital, Inc. whereby all amounts owed to Actrade Capital, Inc. by the Company, totaling $263,029 on that date, will be paid commencing March 15, 2000, in installments consisting of an initial payment of $10,000 and then nine monthly payments of $28,114 each. The Company is in default on its obligations under the settlement agreement.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit Number	Description and Incorporation by Reference
27	Financial Data Schedule

(b) Reports on Form 8-K.

(1) The Company filed a Form 8-K on August 3, 2000 reporting in Item 2 on the Company's merger with Glue Acquisition Corp., Inc. and its purchase of software from eDigital Markets.com, Inc.; in Item 5 of the resignation of Dr. Charles Sheehan as a director and the appointment of Mathew C. Nolton; and in Item 7 that certain financial statements would be filed by amendment and of certain documents which were filed as Exhibits.

(2) The Company filed a Form 8-K on September 19, 2000 reporting in Item 5 that the Company had entered into a material agreement with iWon.com, Inc. and that the Company would not be filing financial statements of Glue Acquisition Corp., Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOODVISION.COM, INC.
Date: November 20, 2000	/s/ Paul R. Smith
By: Paul R. Smith, Chief Executive Officer and Chief Financial Officer